Form 10-Q
period 1996-07-14
EINSTEIN NOAH BAGEL CORP
filed 1996-08-28
CIK 1007184

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 14, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER 0-21097

                           EINSTEIN/NOAH BAGEL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                84-1294908
      (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)                 Identification No.)


                           14123 Denver West Parkway
                               Golden, CO  80401
          (Address of principal executive offices, including zip code)

                                 (303) 215-9300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes                     No  X
                           -----                    -----

Number of shares of Common Stock, $.01 par value per share, outstanding as of August 20, 1996: 28,871,453.

                           EINSTEIN/NOAH BAGEL CORP.

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                              Page No.

         Item 1. Financial Statements

              Consolidated Balance Sheets as of December 31, 1995 and July 14, 1996......................     2

              Consolidated Statements of Operations for the quarter ended July 9, 1995, period from inception (March 24, 1995) through July 9, 1995, and quarter and two
              quarters ended July 14, 1996...............................................................     3

              Consolidated Statements of Cash Flows for the period from inception (March 24, 1995)
              through July 9, 1995 and for the two quarters ended July 14, 1996..........................     4

              Notes to Consolidated Financial Statements.................................................     5

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...    10

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities..................................................................    14

         Item 4.  Submission of Matters to a Vote of Security-Holders....................................    14

         Item 6.  Exhibits and Reports on Form 8-K.......................................................    14

         Signature Page..................................................................................    15

         Exhibit Index................................................................................Exhibit-1

                           EINSTEIN/NOAH BAGEL CORP.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                      December 31,    July 14,
                                                         1995          1996
                                                      -----------     --------
                                                                     (Unaudited)
ASSETS
- ------
Current Assets:
  Cash and cash equivalents...........................   $  5,368     $    569
  Accounts receivable, net............................      1,327        5,354
  Inventory...........................................        883        1,054
  Prepaid expenses and other current assets...........      1,709          481
                                                         --------     --------
      Total current assets............................      9,287        7,458

Property and Equipment, net...........................     19,410       28,828
Notes Receivable......................................      7,267       65,322
Excess of Purchase Price Over Fair Value of Net Assets
    Acquired, net.....................................     13,715       69,706
Trademarks, net.......................................          -       21,840
Recipes, net..........................................          -        5,000
Other Assets, net.....................................        620        8,566
                                                         --------     --------
   Total assets.......................................   $ 50,299     $206,720
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
  Accounts payable....................................   $  5,633     $  3,198
  Accrued expenses....................................      2,968        6,055
  Deferred franchise revenue..........................        645        2,415
                                                         --------     --------
      Total current liabilities.......................      9,246       11,668

Convertible Debt......................................     40,000            -
Revolving Credit Facilities...........................          -       56,650
Deferred Franchise Revenue............................        265        5,550
Other Noncurrent Liabilities..........................      2,907        1,777
Repurchase Common Stock Shares - 1,721,250 shares
 issued and outstanding...............................     11,062       12,548
Series A Preferred Stock - 6,250 shares issued and
 outstanding..........................................      7,813        7,813
Commitments and Contingencies
Stockholders' Equity (Deficit):
  Preferred stock --$.01 par value; 20,000,000 shares
    authorized; no shares issued and outstanding......          -            -
   Common stock --$.01 par value; 200,000,000
     shares authorized; issued and outstanding:
      3,848,607 in 1995 and 21,150,975 in 1996........         38          212
   Additional paid-in capital.........................     22,684      157,240
   Accumulated deficit................................    (43,716)     (46,738)
                                                         --------     --------
      Total stockholders' equity
       (deficit)......................................    (20,994)     110,714
                                                         --------     --------
      Total liabilities and stockholders' equity......   $ 50,299     $206,720
                                                         ========     ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           EINSTEIN/NOAH BAGEL CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                  Period from
                                                                March 24, 1995      Two
                                             Quarter Ended        (inception)    Quarters
                                           ------------------       through        Ended
                                           July 9,    July 14,       July 9,      July 14,
                                            1995       1996          1995          1996
                                           -------    --------  --------------   --------
Revenue:
  Company-operated stores................  $ 6,292    $13,092        $ 7,715      $31,489
  Royalties and franchise-related fees...        -      5,114              -        9,096
                                           -------    -------        -------      -------
    Total revenue........................    6,292     18,206          7,715       40,585

Costs and Expenses:
  Cost of products sold..................    1,918      4,588          2,356       10,078
  Salaries and benefits..................    2,993      5,316          3,636       14,444
  General and administrative.............    3,165      5,999          3,687       15,030
                                           -------    -------        -------      -------
    Total costs and expenses.............    8,076     15,903          9,679       39,552
                                           -------    -------        -------      -------

Income (Loss) from Operations............   (1,784)     2,303         (1,964)       1,033
Other Expense:
 Interest expense, net...................     (141)    (2,651)          (221)      (5,984)
 Other income, net.......................        1        643              1        1,929
                                           -------    -------        -------      -------
   Total other expense...................     (140)    (2,008)          (220)      (4,055)
                                           -------    -------        -------      -------

Income (Loss) Before Income Taxes........   (1,924)       295         (2,184)      (3,022)
Income Taxes.............................        -          -              -            -
                                           -------    -------        -------      -------
Net Income (Loss)........................  $(1,924)   $   295        $(2,184)     $(3,022)
                                           =======    =======        =======      =======

Net Income (Loss) Per Common and
 Equivalent Share........................  $ (0.20)   $  0.01        $ (0.23)     $ (0.23)
                                           =======    =======        =======      =======

Weighted Average Number of Common
 and Equivalent Shares Outstanding.......    9,679     20,370          9,626       14,261
                                           =======    =======        =======      =======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           EINSTEIN/NOAH BAGEL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                             Period from
                                                                            March 24, 1995        Two Quarters
                                                                          (inception) through         Ended
                                                                             July 9, 1995         July 14, 1996
                                                                          -------------------     -------------
Cash Flows from Operating Activities:
Net loss..................................................................      $ (2,184)          $  (3,022)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization...........................................           557               3,087
  Gain on sale of marketable equity securities............................             -              (1,872)
  Changes in assets and liabilities, net of effect of acquisitions:
   Accounts receivable and due from affiliates............................           474              (3,731)
   Accounts payable and accrued expenses..................................        (4,304)             (5,162)
   Deferred franchise revenue.............................................             -               7,040
   Other assets and liabilities...........................................          (191)             (4,834)
                                                                                --------           ---------
    Net cash used in operating activities.................................        (5,648)             (8,494)
                                                                                --------           ---------

Cash Flows from Investing Activities:
  Purchase of property and equipment......................................          (941)            (27,066)
  Proceeds from sale of assets............................................             -              42,217
  Purchase of other assets................................................          (120)             (7,179)
  Net assets purchased, net of cash acquired..............................        (2,358)                  -
  Acquisition of Noah's New York Bagels, Inc..............................             -            (100,902)
  Issuance of notes receivable............................................        (1,796)           (118,747)
  Repayment of notes receivable...........................................             -              60,692
  Purchase of marketable equity securities................................       (21,465)            (66,778)
  Proceeds from sales of marketable equity securities.....................             -              68,650
                                                                                --------           ---------
    Net cash used in investing activities.................................       (26,680)           (149,113)
                                                                                --------           ---------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock..................................        23,819              16,158
  Borrowings under revolving credit facilities............................        43,191             286,154
  Repayments of revolving credit facilities...............................       (33,755)           (149,504)
                                                                                --------           ---------
    Net cash provided by financing activities.............................        33,255             152,808
                                                                                --------           ---------
Net Increase (Decrease) in Cash and Cash Equivalents......................           927              (4,799)
Cash and Cash Equivalents, beginning of period............................            -                5,368
                                                                                --------           ---------
Cash and Cash Equivalents, end of period..................................      $    927           $     569
                                                                                ========           =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           EINSTEIN/NOAH BAGEL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by Einstein/Noah Bagel Corp. (the "Company") and are unaudited except for the consolidated balance sheet at December 31, 1995. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of July 14, 1996 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information is included in its 1995 audited consolidated financial statements included in the prospectus that forms a part of the Company's Registration Statement on Form S-1 (Reg. No. 333-04725). The consolidated results of operations for the quarter and two quarters ended July 14, 1996 are not necessarily indicative of the results expected for the full year.

2.  ACQUISITION

     In February 1996, the Company acquired Noah's New York Bagels, Inc. for approximately $100.9 million. The acquisition has been accounted for as a purchase, and, accordingly, the purchase price was allocated to assets (both tangible and identifiable intangible) and liabilities based upon an evaluation of their fair values at the date of the acquisition. Of such total purchase price, $22.1 million was allocated to trademarks (amortized over a 35-year life), $5.2 million was allocated to recipes (amortized over a 10-year life) and $56.3 million was allocated to excess purchase price over fair value of identifiable net assets acquired (amortized over a 35-year life). Such intangibles were identified by management based upon its evaluation of the business acquired. The allocation of the purchase price to trademarks and recipes was based upon a royalty savings methodology which determines the present value of the stream of royalties which the Company believes an independent third party would be willing to pay to obtain the use of such trademarks and recipes. The estimated useful life for these assets was based upon various factors which existed at the time of the acquisition, including the anticipated periods of benefit to be derived from the utilization of such assets in connection with executing a dual brand business strategy, increasing consumer demand for bagel products, the lack of a competitor with national brand awareness, the lack of regulatory limitations on the potential useful lives of such assets, the absence of any inherent or technological obsolescence for such assets, and in the case of trademarks, the long-lived nature of a primary brand name in the consumer marketplace.

     The following represents the unaudited pro forma results of operations for the two quarters ended July 14, 1996 as if the acquisition had occurred at the beginning of the Company's fiscal year (in thousands of dollars, except per share amount):


          Revenue..................    $43,889
          Net loss.................    $ 4,904
          Net loss per share.......    $  0.36

     This pro forma information is not indicative of the results of operations that actually would have been obtained if the transactions had occurred at the beginning of the Company's fiscal year. The pro forma information is not intended to be a projection of future results.

3.  AREA DEVELOPER FINANCING

     The Company currently offers partial financing to its area developers for use in expansion of their operations. Area developer financing requires the area developer to expend at least 75% of its contributed capital toward developing stores prior to drawing on the revolving loan account, with draws permitted during a three-year draw period in a pre-determined maximum amount equal to four times the amount of the developer's equity capital. Upon expiration of the draw period, the loan converts to an amortizing term loan payable over five years in periodic installments, with a final balloon payment. Interest is set at 1% over the applicable reference rate of Bank of America Illinois as established from time to time and is payable each four-week period. The loan is secured by a pledge of substantially all of the assets of the area developer.

     (A) LOAN CONVERSION OPTION

     All or any portion of the loan amount may be converted at the Company's election at any time after the expiration of a specified moratorium (generally two years) and after the area developer has completed not less than 80% of its area development commitment (or in the event of certain defaults) into equity in the area developer at the conversion price set forth in such loan agreement, generally at a 12% premium over the per unit equity price paid by the investors in the area developer for the equity investment made concurrently with the execution of the loan agreement. The maximum loan amount is established to give the Company majority ownership of the area developer upon conversion provided the Company exercises its right to participate in any intervening financing of the developer. To the extent such loan is not fully drawn or has been drawn and repaid, the Company has a corresponding option to acquire, at the loan conversion price, the amount of additional equity it could have acquired by conversion of the loan, had it been fully drawn.

     There can be no assurance the Company will or will not convert any loan amount or exercise its option at such time as it may be permitted to do so and, if it does convert, that such conversion will constitute a majority interest in the area developer.

     (B) COMMITMENTS TO EXTEND AREA DEVELOPER FINANCING

     The following table summarizes credit commitments for area developer financing (in thousands of dollars):


                                                                     December 31,       July 14,
                                                                         1995            1996
                                                                     -----------      -----------
                                                                                      (Unaudited)
     Number of area developers receiving financing..........                 2                8
     Loan commitments.......................................           $16,000         $162,540
     Unused loans...........................................            12,462          103,219
                                                                       -------         --------
     Loans outstanding (included in Notes Receivable).......           $ 3,538         $ 59,321
                                                                       =======         ========
     Allowance for loan losses                                         $     -         $      -
                                                                       =======         ========

   (C)  CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

   The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of each area developer's use of loan proceeds, stage of development, adherence to its store development schedule, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions and other factors which management deems relevant at the time. Based upon this review and analysis, no allowance was required as of December 31, 1995 and July 14, 1996.

   The following table sets forth certain aggregate financial information obtained from area developers to which the Company had outstanding loans (in thousands, except total number of area developers and store data):


                                          December 31,
                                              1995
                                        --------------

   Total number of area developers......       2

   Total number of area developer
    stores open.........................      13

   Total gross assets...................    $9,262

   Total debt to the Company............    $3,538

   Total members' equity................    $2,676

4. DEBT

   In May 1996, the Company entered into a secured revolving credit facility providing for borrowings of up to $45.0 million through April 30, 1998. Borrowings under the facility may be either floating rate loans with interest at the lender's base rate plus 1.0% (subsequently reduced to .5% in August 1996) or, at the Company's option, the rate offered in the interbank Eurodollar market for one-, two-, or three-month dollar deposits offered by the lender plus 3.0%. In addition, a commitment fee of .25% of the average daily unused portion of the loan is required. The facility contains covenants, among others, restricting other borrowings, prohibiting cash dividends and requiring the Company to maintain minimum interest coverage and cash flow ratios, specified store level sales, and a minimum capital level. As of July 14, 1996, $42.7 million was outstanding under the facility.

   The Company also has an unsecured revolving credit facility from Boston Chicken, Inc. providing for borrowings of up to $14.0 million (subsequently increased to $50.0 million) through June 15, 2003. The facility bears interest at the reference rate of Bank of America Illinois plus 1%. As of July 14, 1996, $14.0 million was outstanding under the facility.

   The Company utilized a portion of the proceeds from its equity offerings (see
Note 8) to payoff the outstanding balances under both facilities.

5. ROYALTIES AND FRANCHISE-RELATED FEES

   The components of royalties and franchise-related fees are comprised of the following (in thousands of dollars):

                                                                                         Period from
                                                                                        March 24, 1995            Two
                                                          Quarter Ended                  (inception)            Quarters
                                              -------------------------------------        through               Ended
                                                July 9, 1995        July 14, 1996        July 9, 1995        July 14, 1996
                                              ----------------    -----------------    ----------------    -----------------
Royalties..................................         $  -                   $  995            $  -                   $1,674
Initial franchise and area developer fees..            -                    3,060               -                    5,660
Interest income............................            -                      914               -                    1,337
Other......................................            -                      145               -                      425
                                              ----------------    -----------------    ----------------    -----------------
                                                   $  -                    $5,114            $  -                   $9,096
                                              ================    =================    ================    =================

6. COMMITMENTS

   In December 1995, Bagel Store Development Funding, L.L.C., formerly named Einstein Bros. Equity Funding, L.L.C. ("Bagel Funding"), was formed to invest in existing and proposed area developers. Through July 14, 1996, Bagel Funding had raised $90.0 million (including an aggregate of $45.0 million in subscriptions receivable) and had invested a total of $40.4 million in area developers. Bagel Funding can require an area developer to redeem Bagel Funding's equity interest at a formula price in the event the Company acquires a majority interest in the area developer, and if the area developer fails to do so, the Company will be required to purchase Bagel Funding's unredeemed equity interest. In the event the Company's conversion and/or option rights expire unexercised under the area developer's secured loan agreement with the Company, as originally in effect, Bagel Funding will have the right to require, subject to the Company's prior consent, that the area developer undertake a firm commitment underwritten public offering of equity of the area developer. In the event the Company does not consent to a public offering, the area developer can be required to purchase Bagel Funding's unredeemed equity interest in the area developer at a formula price and if the area developer fails to do so, the Company will be required to purchase Bagel Funding's unredeemed equity interest. Also, in the event the Company does not acquire a majority interest in the area developer pursuant to the Company's conversion and/or option rights prior to the time such rights expire unexercised under the area developer's secured loan agreement with the Company, as originally in effect, Bagel Funding will have the right to request that the area developer seek to terminate its area developer and franchise agreements with the Company. If the Company does not consent to such termination, the area developer can be required to redeem Bagel Funding's equity interest in the area developer at a formula price, and if the area developer fails to do so, the Company will be required to purchase Bagel Funding's unredeemed equity interest.

7. CONTINGENCIES

   The Company is subject to various lawsuits, claims, and other legal matters in the course of conducting its business, including its business as a franchisor. The Company believes that the outcome of such lawsuits, claims, and other legal matters will not have a material impact on the Company's financial position or results of operations.

8. SUBSEQUENT EVENT

   In August 1996, the Company completed an underwritten initial offering of 3,105,000 shares of its common stock to the public, a concurrent non-underwritten public offering of 425,000 shares of its common stock to certain individuals and entities and a concurrent private placement of 2,000,000 shares of its common stock to Boston Chicken, Inc., raising aggregate net proceeds of approximately $86.0 million. Such proceeds were partially used to retire the outstanding balances under its revolving credit facilities. For the two quarters ended July 14, 1996, assuming the offering proceeds had been utilized to repay the then outstanding balances under the revolving credit facilities of $56.7 million, the loss per share would have been $0.18.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS IN THIS FORM 10-Q UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF EINSTEIN/NOAH BAGEL CORP. (THE "COMPANY"), ITS AREA DEVELOPERS AND FRANCHISEES, AND EINSTEIN BROS. BAGELS STORES AND NOAH'S NEW YORK BAGELS STORES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: COMPETITION; SUCCESS OF OPERATING INITIATIVES; AREA DEVELOPERS' ADHERENCE TO DEVELOPMENT SCHEDULES; ADVERTISING AND PROMOTIONAL EFFORTS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; AVAILABILITY, LOCATIONS AND TERMS OF SITES FOR STORE DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY AND TERMS OF CAPITAL; FOOD, LABOR AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATIONS; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q. THE SUCCESS OF THE COMPANY IS DEPENDENT ON ITS AREA DEVELOPERS AND FRANCHISEES AND THE MANNER IN WHICH THEY OPERATE AND DEVELOP EINSTEIN BROS. BAGELS AND NOAH'S NEW YORK BAGELS STORES.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

     The Company commenced operations in March 1995 through the acquisition of three regional bagel retailers, with subsequent acquisitions in August 1995 and February 1996. The Company sold certain acquired stores in 1995 and 1996 to area developers financed in part by the Company. To date, the predominant source of the Company's revenue has been derived from sales at Company-operated stores. However, because the Company has sold, and intends to continue to sell, substantially all of the Company-operated stores to its area developers and also intends to continue to expand its business primarily through such area developers, the Company anticipates that its future revenue will be increasingly derived from royalties, franchise-related fees and interest income from its area developers. Consequently, comparisons of operating results to date may not be meaningful.

     Store activity, for both Company-operated and franchised stores, was as follows:

           Stores at         Stores           Stores           Stores
           Beginning        Opened in        Closed in         at End
           of Quarter      the Quarter      the Quarter      of Quarter
           ----------      -----------      -----------      ----------
              138              51               (1)             188

     The Company currently estimates that there will be between 275 and 300 stores in operation systemwide by the end of 1996. SEE "SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS" ABOVE. This rapid expansion significantly affects the comparability of results of operations from period to period in a number of ways. Store revenue is not as high in the first periods following opening as it is in later periods and revenue for any new store is also highly dependent on the proximity of other Company-operated or franchised stores and those of competitors, the size of the store and its visibility. Further, the cost of products sold is generally higher as a percentage of revenue for newly opened stores than for more mature stores because of inefficiencies caused by less experienced employees and a lack of store-specific operating history from which to predict daily food production needs. Moreover, in order to support its expansion program, the Company is continuing to develop its corporate support center, and accordingly, certain related expenditures will be higher as a percentage of revenue in earlier periods than in later comparable periods. In addition, the Company's rapid expansion significantly affects its liquidity and capital requirements.

     Gross systemwide revenue for all stores was $30.7 million for the quarter ended July 14, 1996 compared to $6.4 million for the comparable quarter in 1995.

     The Company's success is highly dependent on its continued relationship with Boston Chicken Inc. ("Boston Chicken"), which beneficially owns approximately 60% of the outstanding shares of common stock of the Company. In addition, the Company has granted to Boston Chcken an option that would permit it to maintain ownership of shares of common stock having up to 52% of the voting power of all of the outstanding shares of capital stock of the Company having the power generally to vote in the election of directors. The Company and Boston Chicken are parties to various agreement, pursuant to which Boston Chicken has ageed to provide to the Company certain accounting and administration and computer and communications services. In addition, Boston Chicken has agreed to make available to the Company a non-convertible loan facility of up to $50.0 million.


RESULTS OF OPERATIONS

     Revenue. Total revenue increased $11.9 million to $18.2 million for the quarter ended July 14, 1996 from $6.3 million for the quarter ended July 9, 1995. For the two quarters ended July 14, 1996, total revenue increased $32.9 million to $40.6 million from $7.7 million for the prior period. Revenue from Company-operated stores increased $6.8 million to $13.1 million for the quarter ended July 14, 1996 from $6.3 million for the quarter ended July 9, 1995. For the two quarters ended July 14, 1996, revenue from Company-operated stores increased $23.8 million to $31.5 million from $7.7 million for the prior period. The increase in revenue from Company-operated stores for the current quarter was due to a higher average number of Company-operated stores open. The increase in revenue from Company-operated stores for the two quarters ended July 14, 1996 was due to the short operating period in the first quarter of the Company's first fiscal year of operations resulting in a combination of a higher average number of Company-operated stores open and a higher number of operating weeks in the two quarters ended July 14, 1996.

     Royalty and franchise-related fees were $5.1 million for the quarter ended July 14, 1996 and $9.1 million for the two quarters ended July 14, 1996. There were no such fees in the comparable periods last year. There were 139 stores operated by area developers as of July 14, 1996.

     Cost of Products Sold. Cost of products sold increased $2.7 million to $4.6 million for the quarter ended July 14, 1996, compared with $1.9 million for the prior period. Cost of products sold increased $7.7 million to $10.1 million for the two quarters ended July 14, 1996, compared with $2.4 million for the prior period. The increase in cost of products sold for the current quarter was due to a higher average number of Company-operated stores open. The increase in cost of products sold for the two quarters ended July 14, 1996 was due to the short operating period in the first quarter of the Company's first fiscal year of operations resulting in a combination of a higher average number of Company-operated stores open and a higher number of operating weeks in the two quarters ended July 14, 1996.

     Salaries and Benefits. Salaries and benefits increased $2.3 million to $5.3 million for the quarter ended July 14, 1996, compared with $3.0 million for the prior period. Salaries and benefits increased $10.8 million to $14.4 million for the two quarters ended July 14, 1996, compared with $3.6 million for the prior period. The increase in salaries and benefits for the current quarter was due to a higher average number of stores open and an increase in the number of employees at the Company's support center necessary to support systemwide expansion. The increase in salaries and benefits for the two quarters ended July 14, 1996 was due to the short operating period in the first quarter of the Company's first fiscal year of operations resulting in an increase in the number of employees at Company-operated stores due to a higher average number of stores open during the current period, an increase in the number of employees at the Company's support center necessary to support systemwide expansion, and a higher number of operating weeks in the two quarters ended July 14, 1996.

     General and Administrative. General and administrative expenses increased $2.8 million to $6.0 million for the quarter ended July 14, 1996, compared with $3.2 million for the prior period. General and administrative expenses increased $11.3 million to $15.0 million for the two quarters ended July 14, 1996, compared with $3.7 million for the prior period. The increase in general and administrative expenses for the current quarter was due to an increase in the number of stores open and an increase in expenses at the Company's support center necessary to support systemwide expansion. The increase in general and administrative expenses for the two quarters ended July 14, 1996 was due to the short operating period in the first quarter of the Company's first fiscal year of operations resulting in an increase in the number of Company-operated stores due to a higher average number of stores open during the current period, an increase in expenses at the Company's support center necessary to support systemwide expansion, and a higher number of operating weeks in the two quarters ended July 14, 1996.

     Included in general and administrative expenses are depreciation and amortization charges of $1.2 million for the quarter ended July 14, 1996 and $3.1 million for the two quarters ended July 14, 1996. These depreciation and amortization charges include amortization on $98.3 million of goodwill and intangible assets. These assets are being amortized over their estimated useful lives ranging from 10 to 35 years. The Company will continue to evaluate in the ordinary course whether events and circumstances occur which may warrant revising the estimated useful lives or writing down all or part of the balance.

     Other Expense. The Company incurred other expense of $2.0 million for the quarter ended July 14, 1996, compared to other expense of $0.1 million for the prior period. The Company incurred other expense of $4.1 million for the two quarters ended July 14, 1996, compared to other expense of $0.2 million for the prior period. The increases reflect higher interest expense attributable to the borrowings under the Company's loan agreements, offset by gains recognized on the sale of marketable equity securities.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. The Company's primary capital requirements relate to the development of stores, principally in the form of partial financing for its area developers. The remainder of the Company's capital requirements relate primarily to investments in bagel and cream cheese production facilities and investments in, and operation of, its corporate support center necessary to support the increase in the number of stores in operation systemwide. In addition, in February 1996, the Company acquired all of the outstanding capital stock of Noah's New York Bagels, Inc. for $100.9 million in cash.

     The Company has entered into convertible secured loan agreements with its area developers whereby the area developer may draw on a revolving line of credit, with certain limitations, in order to provide partial funding for store development and working capital. As of July 14, 1996, the Company had secured loan commitments aggregating approximately $162.5 million, of which approximately $59.3 million had been advanced. As a result of executing the rapid expansion strategy required by the Company, the Company's area developers incurred net losses of $1.3 million in 1995, and the Company anticipates its area developers will continue to incur substantial net losses during their expansion stage. The Company believes that such losses will be recovered as expansion moderates and development costs correspondingly diminish, store investment costs decrease, operational efficiencies increase as a result of overall system maturity and operational experience, advertising efficiencies commence and average weekly store revenue increases. However, there can be no assurance that such events will occur or that such losses will be recovered. The failure of an area developer to achieve a sufficient level of profitability subsequent to completion of its expansion phase could have a material adverse impact on the Company's financial position and results of operations. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 9.

     In connection with entering into new area development agreements, the Company has sold, and intends to continue to sell, Company-operated stores located in areas covered by such area development agreements to the respective area developer. During the two quarters ended July 14, 1996, the Company sold an aggregate of 68 Company-operated stores and related assets to Finest Bagels, L.L.C., Gulfstream Bagels, L.P. (formerly Einstein Bros. America, L.P.), Noah's Pacific, L.L.C., Liberty Foods, L.L.C., Colonial Bagels, L.P. and Mayfair Bagels, L.L.C., each of which is an area developer of the Company. The aggregate proceeds from the sale of these stores and related assets were approximately $42.2 million. There were no material gains or losses recognized as a result of these sales.

     Capital Resources. For the two quarters ended July 14, 1996, the Company's primary sources of capital included $16.2 million from the sale of shares of common stock and $136.7 million of net borrowings under its revolving credit facilities. The Company had two credit facilities with Boston Chicken, consisting of a $120.0 million convertible loan facility and a $50.0 million non-convertible loan facility. In addition, the Company has a $45.0 million credit facility with Bank of America Illinois, as agent for the lenders. On June 17, 1996, the outstanding balance of $120.0 million under the Company's convertible loan facility from Boston Chicken was converted into 15,307,421 shares of common stock. As of July 14, 1996, an aggregate of $56.7 million was outstanding under the two remaining facilities.

     In August 1996, the Company completed an underwritten initial offering of 3,105,000 shares of its common stock to the public, a concurrent non-underwritten public offering of 425,000 shares of its common stock to certain individuals and entities and a concurrent private placement of 2,000,000 shares of its common stock to Boston Chicken. The aggregate net proceeds of these offerings were approximately $86.0 million, $69.3 million of which was utilized to repay the outstanding balances under its revolving credit facilities.

     The Company anticipates it will have a continuing need for additional financing to continue systemwide expansion. The timing of the Company's capital requirements will be affected by the number of Company-operated and area developer stores opened, operational results of the stores and the amount and timing of borrowings under the loan agreements between the Company and its existing and future area developers. As the Company's capital requirements increase, the Company will seek additional funds from public or private offerings of debt or equity securities. There can be no assurance that the Company will be able to raise such capital on satisfactory terms when needed. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 9.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     On June 10, 1996, in accordance with applicable provisions of the Delaware General Corporation Law (the "DGCL"), the stockholders of the Company approved the Company's Restated Certificate of Incorporation, which, in addition to the items described below under the heading "Item 4. Submission of Matters to a Vote of Security-Holders", increased the number of authorized shares of capital stock of the Company to 220,000,000 shares, 200,000,000 of which were designated as common stock, $.01 par value per share (the "Common Stock"), and 20,000,000 of which were designated as preferred stock, $.01 par value per share (the "Preferred Stock"). Prior thereto, the Company was authorized to issue 1,000,000 shares of Common Stock and 200,000 shares of Preferred Stock. Future issuances of capital stock could have the effect of making any change in control of the Company more difficult, even if such change of control would be beneficial to the Company and its minority stockholders.

Item 4.  Submission of Matters to a Vote of Security-Holders

     On June 10, 1996, in accordance with applicable provisions of the DGCL, the stockholders of the Company took the following actions by written consent: (i) approved the Company's Restated Certificate of Incorporation, including changing the name of the Company from Einstein Bros. Bagels, Inc. to Einstein/Noah Bagel Corp., increasing the number of authorized shares of capital stock of the Company as described above under the heading "Item 2. Changes in Securities" and prohibiting action by stockholder consent; (ii) elected as directors of the Company Noah C. Alper, Scott A. Beck, Kyle T. Craig, Mark R. Goldston, M. Laird Koldyke, Gail A. Lozoff, John H. Muehlstein, Jr., John A. Offerdahl, Lloyd D. Ruth and David G. Stanchak, which individuals constituted all of the board of directors' nominees for directors; (iii) approved the Company's Amended and Restated 1995 Stock Option Plan, and (iv) approved the Company's 1996 Stock Option Plan for Non-Employee Directors. Each of such actions was approved by the holders of approximately 93% of the Company's Common Stock and the holders of 100% of the Company's Series A Preferred Stock. In accordance with Section 228(d) of the DGCL, the Company notified all stockholders from whom the Company did not receive a written consent, of the taking of such actions by less than unanimous written consent.

Item 6.  Exhibits and Reports on Form 8-K

     A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

     B. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended July 14, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EINSTEIN/NOAH BAGEL CORP.


Date:   August 28, 1996                    /s/ Scott A. Beck
                                ---------------------------------------
                                             Scott A. Beck
                                         Chairman of the Board


Date:   August 28, 1996                  /s/ W. Eric Carlborg
                                ---------------------------------------
                                           W. Eric Carlborg
                                    Senior Vice President of Finance
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                             EXHIBITS*
- ------                             --------
  4.1      Concurrent Private Placement Agreement dated August 1,
           1996 between Boston Chicken, Inc. ("Boston Chicken") and
           the Company ("Concurrent Private Placement Agreement")
           (Incorporated by reference to Exhibit 10.3 to Boston
           Chicken's quarterly report on Form 10-Q for the quarter
           ended July 14, 1996).

  4.2      Registration Agreement dated August 1, 1996 between
           Boston Chicken and the Company ("Registration Agreement")
           (Incorporated by reference to Exhibit 10.3 to Boston
           Chicken's quarterly report on Form 10-Q for the quarter ended July 14, 1996).

 10.1      Concurrent Private Placement Agreement (included in
           Exhibit 4.1).

 10.2      Registration Agreement (included in Exhibit 4.2).

 11        Statement re Computation of Earnings (Loss) Per Share.

 27        Financial Data Schedule.

*In the case of incorporation by reference to documents filed by Boston Chicken under the Securities Exchange Act of 1934, as amended, Boston Chicken's file number under that Act is 0-22802.