Form 10-Q
period 1996-10-06
EINSTEIN NOAH BAGEL CORP
filed 1996-11-12
CIK 1007184

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 6, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            Yes  X           No
                                ---            ---

Number of shares of common stock, $.01 par value per share, outstanding as of November 7, 1996: 29,081,482.

                           EINSTEIN/NOAH BAGEL CORP.

                                     INDEX


PART I.   FINANCIAL INFORMATION                                                            Page No.
          Item 1.  Financial Statements

               Consolidated Balance Sheets as of December 31, 1995 and
               October 6, 1996.............................................................    2

               Consolidated Statements of Operations for the quarter ended October 1, 1995, period from March 24, 1995 (inception) through October 1, 1995 and quarter
               and three quarters ended October 6, 1996....................................    3

               Consolidated Statements of Cash Flows for the period from March 24, 1995
               (inception) through October 1, 1995 and for the three quarters ended
               October 6, 1996.............................................................    4

               Notes to Consolidated Financial Statements..................................    5

          Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................................    9

PART II.  OTHER INFORMATION

          Item 2.  Changes in Securities..................................................    13

          Item 6.  Exhibits and Reports on Form 8-K.......................................    13

          Signature Page..................................................................    14

          Exhibit Index................................................................Exhibit-1


                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                           December 31,     October 6,
                                               1995            1996
                                           ------------     ----------
                                                            (Unaudited)
ASSETS
------
Current Assets:
  Cash and cash equivalents.............     $    5,368     $      237
  Accounts receivable, net..............          1,327          4,688
  Inventory.............................            883            256
  Prepaid expenses and other current
    assets..............................          1,709            169
                                             ----------     ----------
    Total current assets................          9,287          5,350

Property and Equipment, net.............         19,410         26,253
Notes Receivable........................          7,267        106,013
Excess of Purchase Price Over Fair
  Value of Net Assets Acquired, net.....         13,715         69,366
Trademarks, net.........................              -         22,114
Recipes, net............................              -          4,879
Other Assets, net.......................            620          4,942
                                             ----------     ----------
    Total assets........................     $   50,299     $  238,917
                                             ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable......................     $    5,633     $    2,275
  Accrued expenses......................          2,968          3,643
  Deferred franchise revenue............            645          2,545
                                             ----------     ----------
    Total current liabilities...........          9,246          8,463

Convertible Debt........................         40,000              -
Revolving Credit Facility...............              -          1,200
Deferred Franchise Revenue..............            265          6,125
Other Noncurrent Liabilities............          2,907            481
Repurchase Common Stock Shares -
  1,721,250 shares issued and
  outstanding in 1995...................         11,062              -
Series A Preferred Stock - 6,250 shares
  issued and outstanding in 1995........          7,813              -
Commitments and Contingencies
Stockholders' Equity (Deficit):
  Preferred stock--$.01 par value;
    20,000,000 shares authorized; no
    shares issued and outstanding.......              -              -
  Common stock--$.01 par value;
    200,000,000 shares authorized;
    issued and outstanding: 3,848,607
    in 1995 and 29,000,726 in 1996......             38            290
  Additional paid-in capital............         22,684        265,143
  Accumulated deficit...................        (43,716)       (42,785)
                                             ----------     ----------
    Total stockholders' equity
      (deficit).........................        (20,994)       222,648
                                             ----------     ----------
    Total liabilities and stockholders'
      equity............................     $   50,299     $  238,917
                                             ==========     ==========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                                                      Period from
                                                                    March 24, 1995      Three
                                               Quarter Ended          (inception)     Quarters
                                          -----------------------       through         Ended
                                          October 1,   October 6,      October 1,     October 6,
                                             1995         1996           1995           1996
                                          ----------   ----------   --------------    ----------
Revenue:
  Company-operated stores...............  $    8,483   $    2,321       $   16,198    $   33,810
  Royalties and franchise-related fees..           -        7,936                -        17,032
                                          ----------   ----------   --------------    ----------
    Total revenue.......................       8,483       10,257           16,198        50,842

Costs and Expenses:
  Cost of products sold.................       2,700          793            5,056        10,871
  Salaries and benefits.................       4,408        1,842            8,044        16,286
  General and administrative............      31,595        3,387           35,282        18,417
                                         -----------   ----------   --------------    ----------
    Total costs and expenses............      38,703        6,022           48,382        45,574
                                          ----------   ----------   --------------    ----------
Income (Loss) from Operations...........     (30,220)       4,235          (32,184)        5,268

Other Income (Expense):
  Interest expense, net.................        (373)        (282)            (594)       (6,266)
  Other income, net.....................         583            -              584         1,929
                                          ----------   ----------   --------------    ----------
    Total other income (expense)........         210         (282)             (10)       (4,337)
                                          ----------   ----------   --------------    ----------

Income (Loss) Before Income Taxes.......     (30,010)       3,953          (32,194)          931
Income Taxes............................           -            -                -             -
                                          ----------   ----------   --------------    ----------
Net Income (Loss).......................  $  (30,010)  $    3,953       $  (32,194)   $      931
                                          ==========   ==========   ==============    ==========

Net Income (Loss) Per Common and
  Equivalent Share......................  $    (3.11)  $     0.13       $    (3.34)   $     0.04
                                          ==========   ==========   ==============    ==========

Weighted Average Number of Common
  and Equivalent Shares Outstanding.....       9,679       30,377            9,649        19,225
                                          ==========   ==========   ==============    ==========




The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                   Period from
                                                                                 March 24, 1995     Three Quarters
                                                                               (inception) through       Ended
                                                                                 October 1, 1995    October 6, 1996
                                                                               -------------------  ---------------
Cash Flows from Operating Activities:
Net income (loss)..........................................................             $  (32,194)      $      931
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Write-off of intangible assets...........................................                 26,575                -
  Depreciation and amortization............................................                  1,795            4,205
  (Gain) loss on sale of marketable equity securities......................                   (578)          (1,824)
  Changes in assets and liabilities, net of effect of acquisitions:
    Accounts receivable....................................................                    (35)          (3,065)
    Accounts payable and accrued expenses..................................                 (1,570)          (8,497)
    Deferred franchise revenue.............................................                      -            7,745
    Other assets and liabilities...........................................                     56           (6,268)
                                                                               -------------------  ---------------
      Net cash used in operating activities................................                 (5,951)          (6,773)
                                                                               -------------------  ---------------

Cash Flows from Investing Activities:
  Purchase of property and equipment.......................................                 (7,321)         (33,951)
  Proceeds from sale of assets.............................................                      -           54,198
  Purchase of other assets.................................................                   (227)          (5,672)
  Net assets purchased in acquisitions, net of cash acquired...............                 (2,636)               -
  Acquisition of Noah's New York Bagels, Inc. .............................                      -         (100,902)
  Issuance of notes receivable.............................................                 (1,837)        (150,012)
  Repayment of notes receivable............................................                      -           51,266
  Purchase of marketable equity securities.................................                (36,421)         (66,778)
  Proceeds from sales of marketable equity securities......................                 12,859           68,602
                                                                               -------------------  ---------------
      Net cash used in investing activities................................                (35,583)        (183,249)
                                                                               -------------------  ---------------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock...................................                 20,332          103,691
  Borrowings under revolving credit facilities.............................                 86,933          312,572
  Repayments of revolving credit facilities................................                (65,055)        (231,372)
                                                                               -------------------  ---------------
      Net cash provided by financing activities............................                 42,210          184,891
                                                                               -------------------  ---------------
Net Increase (Decrease) in Cash and Cash Equivalents.......................                    676           (5,131)
Cash and Cash Equivalents, beginning of period.............................                      -            5,368
                                                                               -------------------  ---------------
Cash and Cash Equivalents, end of period...................................             $      676       $      237
                                                                               ===================  ===============


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by Einstein/Noah Bagel Corp. (the "Company") and are unaudited except for the consolidated balance sheet at December 31, 1995. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of October 6, 1996 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information are included in its 1995 audited consolidated financial statements included in the prospectus that forms a part of the Company's Registration Statement on Form S-1 (Reg. No. 333-12395). The consolidated results of operations for the quarter and three quarters ended October 6, 1996 are not necessarily indicative of the results expected for the full year.

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

     The following represents the unaudited pro forma results of operations for the three quarters ended October 6, 1996 as if the acquisition had occurred at the beginning of the Company's fiscal year (in thousands of dollars, except per share amount):

    Revenue.....................      $54,146
    Net income (loss)...........      $  (951)
    Net income (loss) per share.      $ (0.06)

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

     (B)  COMMITMENTS TO EXTEND AREA DEVELOPER FINANCING

     The following table summarizes credit commitments for area developer financing (in thousands of dollars):

                                                      December 31,  October 6,
                                                          1995         1996
                                                    --------------  ----------
                                                                    (Unaudited)

    Number of area developers receiving financing.....           2          10
    Loan commitments..................................     $16,000    $210,800
    Unused loans......................................      12,462     110,070
                                                           -------    --------
    Loans outstanding (included in Notes Receivable)..     $ 3,538    $100,730
                                                           =======    ========

     (C)  CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

     The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of each area developer's use of loan proceeds, stage of development, adherence to its store development schedule, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions and other factors which management deems relevant at the time. Based upon this review and analysis, no allowance was required as of December 31, 1995 and October 6, 1996.

     The following table sets forth certain aggregate financial information obtained from area developers to which the Company had outstanding loans (in thousands, except total number of area developers and store data):

                                          December 31,
                                              1995
                                        --------------

   Total number of area developers......         2

   Total number of area developer               13
    stores open.........................

   Total gross assets...................    $9,262

   Total debt to the Company............    $3,538

   Total members' equity................    $2,676

4.  DEBT

     In May 1996, the Company entered into a secured revolving credit facility providing for borrowings of up to $45.0 million through April 30, 1998. Borrowings under the facility may be either floating rate loans with interest at the lender's base rate plus .5% or, at the Company's option, the rate offered in the interbank Eurodollar market for one-, two-, or three-month dollar deposits offered by the lender plus 3.0%. In addition, a commitment fee of .25% of the average daily unused portion of the loan is required. The facility contains covenants, among others, restricting other borrowings, prohibiting cash dividends and requiring the Company to maintain minimum interest coverage and cash flow ratios, specified store level sales, and a minimum capital level. As of October 6, 1996, $1.2 million was outstanding under the facility.

     The Company also has an unsecured non-convertible revolving credit facility from Boston Chicken, Inc. providing for borrowings of up to $50.0 million through June 15, 2003. The facility bears interest at the reference rate of Bank of America Illinois plus .5%. As of October 6, 1996, there was no balance outstanding under the facility.

5.  EQUITY OFFERINGS

     In August 1996, the Company completed an underwritten initial offering of 3,105,000 shares of its common stock to the public, a concurrent non-underwritten public offering of 425,000 shares of its common stock to certain individuals and entities and a concurrent private placement of 2,000,000 shares of its common stock to Boston Chicken, Inc. raising aggregate net proceeds of approximately $86.0 million.

6.  ROYALTIES AND FRANCHISE-RELATED FEES

     The components of royalties and franchise-related fees are comprised of the following (in thousands of dollars):

                                                            Period from
                                                             March 24,
                                                               1995          Three
                                                            (inception)     Quarters
                                    Quarter Ended             through        Ended
                             ----------------------------
                              Oct. 1, 1995   Oct. 6, 1996  Oct. 1, 1995  Oct. 6, 1996
                             --------------  ------------  ------------  -------------


Royalties                       $        -        $1,994      $      -        $ 3,669
Initial franchise and area
   developer fees                        -         3,480             -          9,140
Interest income                          -         1,940             -          3,277
Real estate and lease income             -           364             -            364
Other                                    -           158             -            582
                                ----------        -------     --------        -------

                                $        -        $7,936      $      -        $17,032
                                ==========        =======     ========        =======

7.  COMMITMENTS

     In December 1995, Bagel Store Development Funding, L.L.C., formerly named Einstein Bros. Equity Funding, L.L.C. ("Bagel Funding"), was formed to invest in existing and proposed area developers. Through October 6, 1996, Bagel Funding had raised $90.0 million (including an aggregate of $20.7 million in subscriptions receivable) and had invested a total of $51.9 million in area developers. Bagel Funding can require an area developer to redeem Bagel Funding's equity interest at a formula price in the event the Company acquires a majority interest in the area developer, and if the area developer fails to do so, the Company will be required to purchase Bagel Funding's unredeemed equity interest. In the event the Company's conversion and/or option rights expire unexercised under the area developer's secured loan agreement with the Company, as originally in effect, Bagel Funding will have the right to require, subject to the Company's prior consent, that the area developer undertake a firm commitment underwritten public offering of equity of the area developer. In the event the Company does not consent to a public offering, the area developer can be required to purchase Bagel Funding's unredeemed equity interest in the area developer at a formula price and if the area developer fails to do so, the Company will be required to purchase Bagel Funding's unredeemed equity interest. Also, in the event the Company does not acquire a majority interest in the area developer pursuant to the Company's conversion and/or option rights prior to the time such rights expire unexercised under the area developer's secured loan agreement with the Company, as originally in effect, Bagel Funding will have the right to request that the area developer seek to terminate its area developer and franchise agreements with the Company. If the Company does not consent to such termination, the area developer can be required to redeem Bagel Funding's equity interest in the area developer at a formula price, and if the area developer fails to do so, the Company will be required to purchase Bagel Funding's unredeemed equity interest.

8.  CONTINGENCIES

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

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS IN THIS FORM 10-Q UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF EINSTEIN/NOAH BAGEL CORP. (THE "COMPANY"), ITS AREA DEVELOPERS, AND EINSTEIN BROS. BAGELS AND NOAH'S NEW YORK BAGELS
STORES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: COMPETITION; SUCCESS OF OPERATING INITIATIVES; AREA DEVELOPERS' ADHERENCE TO DEVELOPMENT SCHEDULES; ADVERTISING AND PROMOTIONAL EFFORTS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; THE COMPANY'S RELATIONSHIP WITH BOSTON CHICKEN, INC. ("BOSTON CHICKEN"); AVAILABILITY, LOCATIONS AND TERMS OF SITES FOR STORE DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY AND TERMS OF CAPITAL; FOOD, LABOR AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATIONS; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q. THE SUCCESS OF THE COMPANY IS DEPENDENT ON ITS AREA DEVELOPERS AND THE MANNER IN WHICH THEY OPERATE AND DEVELOP EINSTEIN BROS. BAGELS AND NOAH'S NEW YORK BAGELS STORES.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company commenced operations in March 1995 through the acquisition of three regional bagel retailers, with subsequent acquisitions in August 1995 and February 1996. The Company sold certain acquired stores in 1995 and 1996 to area developers financed in part by the Company. Because the Company has sold substantially all of the Company-operated stores to its area developers and also intends to continue to expand its business primarily through such area developers, the Company anticipates that its future revenue will be increasingly derived from royalties, franchise-related fees and interest income from its area developers. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ABOVE. Consequently, comparisons of operating results to date may not be meaningful.

     The Company currently estimates that there will be between 575 and 650 stores in operation systemwide by the end of 1997. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ABOVE. This rapid expansion significantly affects the comparability of results of operations from period to period in a number of ways. Store revenue is not as high in the first periods following opening as it is in later periods and revenue for any new store is also highly dependent on the proximity of other Company-operated or franchised stores and those of competitors, the size of the store and its visibility. Further, the cost of products sold is generally higher as a percentage of revenue for newly opened stores than for more mature stores because of inefficiencies caused by less experienced employees and a lack of store-specific operating history from which to predict daily food production needs. Moreover, in order to support its expansion program, the Company is continuing to develop its corporate support center, and accordingly, certain related expenditures will be higher as a percentage of revenue in earlier periods than in later comparable periods. In addition, the Company's rapid expansion significantly affects its liquidity and capital requirements.

     Store activity, for both Company-operated and franchised stores, for the quarter ended October 6, 1996, was as follows:


    Stores at   Stores Opened  Stores Closed  Stores at
    Beginning      in the         in the       End of
    of Quarter     Quarter        Quarter      Quarter
  ------------  -------------  -------------  ---------
       188            53             -           241

     Systemwide gross revenue for all stores was $38.3 million for the quarter ended October 6, 1996 compared to $8.7 million for the comparable quarter in 1995.

     The Company's success is highly dependent on its continued relationship with Boston Chicken, which beneficially owns approximately 58% of the outstanding shares of common stock of the Company. In addition, in connection with a concurrent private placement, the Company granted to Boston Chicken an option that would permit it to maintain ownership of shares of common stock having up to 52% of the voting power of all of the outstanding shares of capital stock of the Company having the power generally to vote in the election of directors. The Company and Boston Chicken are parties to various agreements, pursuant to which Boston Chicken has agreed to provide to the Company certain accounting and administration and computer and communications services. In addition, Boston Chicken has made available to the Company a non-convertible loan facility of up to $50.0 million.

RESULTS OF OPERATIONS

     Revenue. Total revenue increased 21% for the quarter ended October 6, 1996 over the prior comparable quarter. For the three quarters ended October 6, 1996, total revenue increased 214% over the prior comparable period. Royalty and franchise-related fees were $7.9 million for the quarter ended October 6, 1996 and $17.0 million for the three quarters ended October 6, 1996. There were 226 stores operated by area developers as of October 6, 1996. There were no such fees in the comparable periods last year because all stores were Company-operated.

     Revenue from Company-operated stores is significantly affected by the average number of Company-operated stores in the periods being compared. The average number of Company-operated stores for the third quarter of 1996 was 16 compared to 45 for the third quarter of 1995. This decrease in the average number of stores is attributable to the Company selling stores to area developers in 1996. The average number of Company-operated stores was 48 for the three quarters ended October 6, 1996 compared to 23 for the prior comparable period. This increase in average number of stores is attributable to the acquisition of 37 Noah's New York Bagels stores in 1996, offset by the sale of Company-operated stores to area developers in 1996.

     Revenue from Company-operated stores decreased 73% for the quarter ended October 6, 1996 over the comparable 1995 period due to the Company operating fewer stores in the quarter. For the three quarters ended October 6, 1996, revenue from Company-operated stores increased 109% from the prior comparable period due to the Company operating a higher average number of stores during the three quarters ended October 6, 1996 and the fact that the prior comparable period included fewer operating weeks.

     Cost of Products Sold. Cost of products sold decreased 71% for the quarter ended October 6, 1996 compared with the prior comparable quarter due to a lower average number of Company-operated stores operating in the quarter. Cost of products sold increased 115% for the three quarters ended October 6, 1996 compared with the prior comparable period due to the Company operating a higher average number of stores during the three quarters ended October 6, 1996 and the fact that the prior comparable period included fewer operating weeks.

     Salaries and Benefits. Salaries and benefits decreased 58% for the quarter ended October 6, 1996 compared with the prior comparable quarter due to a lower average number of Company-operated stores operating in the quarter. Salaries and benefits increased 102% for the three quarters ended October 6, 1996 compared with the prior comparable period due to a combination of the Company operating a higher average number of stores during the three quarters ended October 6, 1996, an increase in the number of employees at the Company's support center necessary to support systemwide expansion and the fact that the prior comparable period included fewer operating weeks.

     General and Administrative. General and administrative expenses decreased 89% for the quarter ended October 6, 1996 compared with the prior comparable quarter due to a lower average number of Company-operated stores operating in the quarter. General and administrative expenses also decreased 48% for the three quarters ended October 6, 1996, compared with the prior comparable period. This decrease was due to a $26.6 million write-off of intangible assets in the third quarter of fiscal 1995. After the acquisition of Brackman Brothers, Inc., Bagel & Bagel, Inc., Offerdahl's Bagel Gourmet, Inc. and Baltimore Bagel Co. (collectively the "Founding Companies"), the Company launched a development project, pursuant to which management analyzed (i) the Founding Companies' stores, including brand positionings, product offerings, operational service systems and atmosphere, (ii) the competitive environment and (iii) the preferences of consumers across the United States. The project resulted in the development of the Einstein Bros. Bagels brand and store. In connection with, and as a result of, the development of the Einstein Bros. Bagels brand and store, management determined to discontinue the use of the identifiable intangible assets acquired in the acquisitions of the Founding Companies, including trademarks and recipes. This change in business strategy resulted in an impairment of such identifiable intangible assets, and accordingly, the assets were written down to their fair market values. Absent this write-off, general and administrative expenses increased 112% for the three quarters ended October 6, 1996 compared with the comparable 1995 period. This increase was due to a combination of a higher average number of Company-operated stores, an increase in the number of employees at the Company's support center necessary to support systemwide expansion and the fact that the prior comparable period included fewer operating weeks.

     Included in general and administrative expenses are depreciation and amortization charges of $1.3 million for the quarter ended October 6, 1996 and $4.2 million for the three quarters ended October 6, 1996. These depreciation and amortization charges include amortization on $98.9 million of goodwill and intangible assets. These assets are being amortized over their estimated useful lives ranging from 10 to 35 years. The Company will continue to evaluate in the ordinary course whether events and circumstances occur which may warrant revising the estimated useful lives or writing down all or part of the balance.

     Other Income (Expense). The Company incurred other expense of $.3 million for the quarter ended October 6, 1996, compared to other income of $.2 million in the comparable quarter of 1995. The Company incurred other expense of $4.3 million for the three quarters ended October 6, 1996, compared to other expense of $10,000 for the prior comparable period. The increases in expense reflect higher interest expense attributable to borrowings under the Company's loan agreements, offset by gains recognized on the sale of marketable equity securities.

     Income Taxes. For the quarter and three quarters ended October 6, 1996, the Company has recognized a portion of its deferred tax asset which has resulted in no tax expense.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. The Company's primary capital requirements relate to establishing brand awareness and leadership by providing partial financing to its area developers for store development and working capital. The remainder of the Company's capital requirements relate primarily to investments in food production facilities and investments in, and operation of, its corporate support center necessary to support the increase in the number of stores in operation systemwide. In addition, in February 1996, the Company acquired all of the outstanding capital stock of Noah's New York Bagels, Inc. for $100.9 million in cash.

     The Company has entered into convertible secured loan agreements with its area developers whereby the area developer may draw on a revolving line of credit, with certain limitations, in order to provide partial funding for store development and working capital. As of October 6, 1996, the Company had secured loan commitments aggregating $210.8 million, of which $100.7 million had been advanced. As a result of executing the rapid expansion strategy required by the Company, the Company's area developers incurred net losses of $1.3 million in 1995, and the Company anticipates its area developers will incur substantial net losses during their expansion stage. The Company believes that such losses will be recovered as expansion moderates and development costs correspondingly diminish, store investment costs decrease, operational efficiencies increase as a result of overall system maturity and operational experience, advertising efficiencies commence and average weekly store revenue increases. However, there can be no assurance that such events will occur or that such losses will be recovered. The failure of an area developer to achieve a sufficient level of profitability subsequent to completion of its expansion phase could have a material adverse impact on the Company's financial position and results of operations. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 9.

     In connection with entering into new area development agreements, the Company has sold Company-operated stores located in areas covered by such area development agreements to the respective area developer. During the three quarters ended October 6, 1996, the Company sold an aggregate of 105 Company-operated stores and related assets to Finest Bagels, L.L.C., Gulfstream Bagels, L.P. (formerly Einstein Bros. America, L.P.), Noah's Pacific, L.L.C., Liberty Foods, L.L.C., Philly Rose, L.P., Colonial Bagels, L.P., Noah's Bay Area Bagels, L.L.C. and Mayfair Bagels, L.L.C., each of which is an area developer of the Company. The aggregate proceeds from the sale of these stores and related assets were approximately $54.2 million. There were no material gains or losses recognized as a result of these sales.

     Capital Resources. For the three quarters ended October 6, 1996, the Company's primary sources of capital included $103.7 million from the sale of shares of common stock and $81.2 million of net borrowings under its revolving credit facilities. The Company has a $50.0 million non-convertible credit facility with Boston Chicken and a $45.0 million credit facility with Bank of America Illinois, as agent for the lenders. As of October 6, 1996, $1.2 million was outstanding under the bank facility and there was no balance outstanding under the facility with Boston Chicken. The Company had a $120.0 million convertible loan facility from Boston Chicken which was converted into 15,307,421 shares of common stock on June 17, 1996.

     In August 1996, the Company completed an underwritten initial offering of 3,105,000 shares of its common stock to the public, a concurrent non-underwritten public offering of 425,000 shares of its common stock to certain individuals and entities and a concurrent private placement of 2,000,000 shares of its common stock to Boston Chicken. The aggregate net proceeds of these offerings were approximately $86.0 million, $69.3 million of which was utilized to repay outstanding balances under the Company's revolving credit facilities with Bank of America Illinois and Boston Chicken.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities.

     On October 2, 1996, in accordance with Section 151 of the Delaware General Corporation Law, the board of directors of the Company adopted resolutions eliminating from the Company's Restated Certificate of Incorporation the Company's preferred stock, $.01 par value (The "Preferred Stock"), designated as Series A Preferred Stock. Such action was taken because none of the 6,250 authorized shares of the Series A Preferred Stock was outstanding and no shares of Series A Preferred Stock would be issued subject to the designation provision with respect thereto set forth in the Company's Restated Certificate of Incorporation. On October 23, 1996, the Company filed with the Secretary of State of the State of Delaware a Certificate of Elimination and a Restated Certificate of Incorporation.

Item 6.  Exhibits and Reports on Form 8-K.

  A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

  B. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended October 6, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EINSTEIN/NOAH BAGEL CORP.


Date:     November 12, 1996            /s/ Mark R. Goldston
                                       -----------------------------------------
                                           Mark R. Goldston
                                           President and Chief Executive Officer


Date:     November 12, 1996            /s/ W. Eric Carlborg
                                       -----------------------------------------
                                           W. Eric Carlborg
                                           Senior Vice President - Finance
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT
------
NUMBER                           EXHIBITS*
------                           ---------
  3         Restated Certificate of Incorporation of the
            Company ("Certificate of Incorporation").

  4.1       Certificate of Incorporation (included in Exhibit 3).

  4.2       Concurrent Private Placement Agreement dated
            August 1, 1996 between Boston Chicken, Inc.
            ("Boston Chicken") and the Company ("Concurrent
            Private Placement Agreement") (incorporated by reference to Exhibit 10.3 to Boston Chicken's quarterly report on Form 10-Q for the quarter ended July 14, 1996).

  4.3 Registration Agreement dated August 1, 1996 between Boston Chicken and the Company
            ("Registration Agreement") (incorporated by reference to Exhibit 10.3 to Boston Chicken's quarterly report on Form 10-Q for the quarter ended July 14, 1996).

  10.1 Concurrent Private Placement Agreement (included in Exhibit 4.2).

  10.2(a)   First Amendment dated July 19, 1996 to Amended and
            Restated Loan Agreement dated May 17, 1996 (the
            "Loan Agreement") between Boston Chicken and the
            Company (incorporated by reference to Exhibit
            10.1(b) to the Company's Registration Statement on
            Form S-1 (Reg. No. 333-04725)).

  10.2(b)   Second Amendment to the Loan Agreement dated
            September 16, 1996 and Second Amendment dated
            September 16, 1996 to Secured Demand Note of the
            Company payable to Boston Chicken (incorporated by reference to Exhibit 10.1(c) to the Company's
            Registration Statement on Form S-1 (Reg. No.
            333-12395)).

  10.3 Letter Agreement dated as of September 23, 1996 terminating Employment Agreement dated March 31,
            1995 between the Company and John A. Offerdahl.

  11        Statement re Computation of Earnings (Loss) Per
            Share.

  27        Financial Data Schedule.





* In the case of incorporation by reference to documents filed by Boston Chicken under the Securities Exchange Act of 1934, as amended, Boston Chicken's file number under that Act is 0-22802.