Form 10-K405
period 1996-12-29
EINSTEIN NOAH BAGEL CORP
filed 1997-03-31
CIK 1007184

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21097
                         ------------------------------

                           EINSTEIN/NOAH BAGEL CORP.

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                 84-1294908
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

                           14123 DENVER WEST PARKWAY
                             GOLDEN, CO 80401-4086
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (303) 215-9300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                              -------------------

                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes: X No:__
                                         --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X].

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY STOCKHOLDERS WHO WERE NOT AFFILIATES (AS DEFINED BY REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION) OF THE REGISTRANT WAS APPROXIMATELY $341,072,810 AT MARCH 17, 1997 (BASED ON THE CLOSING SALE PRICE ON THE NASDAQ NATIONAL MARKET ON MARCH 17, 1997, AS REPORTED BY THE WALL STREET JOURNAL (WESTERN EDITION)). AT MARCH 17, 1997, THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 32,689,678 SHARES OF COMMON STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE

THOSE SECTIONS OR PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 13, 1997 DESCRIBED IN PART III HEREOF ARE INCORPORATED BY REFERENCE IN THIS REPORT.

                                    PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  CERTAIN STATEMENTS IN THIS 10-K UNDER "ITEM 1. BUSINESS", "ITEM 3. LEGAL PROCEEDINGS", "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AND ELSEWHERE IN THIS FORM 10-K, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF EINSTEIN/NOAH BAGEL CORP. (THE "COMPANY"), ITS AREA DEVELOPERS, AND EINSTEIN BROS.(TM) BAGELS STORES AND NOAH'S NEW YORK BAGELS(R) STORES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: COMPETITION; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT AND OPERATING COSTS; AREA DEVELOPERS' ADHERENCE TO DEVELOPMENT SCHEDULES; ADVERTISING AND PROMOTIONAL EFFORTS; BRAND AWARENESS; THE COMPANY'S RELATIONSHIPS WITH, AND THE CONTINUED SUCCESS OF, BOSTON CHICKEN, INC. ("BOSTON CHICKEN"); ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; AVAILABILITY, LOCATIONS, AND TERMS OF SITES FOR STORE DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY AND TERMS OF CAPITAL; FOOD, LABOR, AND EMPLOYEE BENEFITS COSTS; CHANGES IN GOVERNMENT REGULATION; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-K. THE SUCCESS OF THE COMPANY IS DEPENDENT ON ITS AREA DEVELOPERS AND THE MANNER IN WHICH THEY OPERATE AND DEVELOP EINSTEIN BROS. BAGELS STORES AND NOAH'S NEW YORK BAGELS STORES.

ITEM 1.  BUSINESS

  SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE REFORM ACT. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

GENERAL

  The Company franchises and operates specialty retail stores that feature fresh-baked bagels, proprietary cream cheeses, specialty coffees and teas, and creative soups, salads and sandwiches, primarily under the Einstein Bros. Bagels and Noah's New York Bagels brand names. As of December 29, 1996, there were 315 stores in operation systemwide, of which 14 were Company stores and 301 were stores operated by area developers financed in part by the Company. As of December 29, 1996, the Company had entered into area development agreements that provide for the development of 1086 additional stores, the majority of which are scheduled to open over the next three years. The Company estimates that there will be between 615 and 665 stores in operation systemwide by the end of 1997. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ABOVE.

  The Company was incorporated in Delaware in February 1995 under the name Progressive Bagel Concepts, Inc. The Company's name was subsequently changed to Einstein/Noah Bagel Corp. in June 1996. The Company's principal executive offices are located at 14123 Denver West Parkway, Golden, Colorado, and its telephone number is (303) 215-9300.

THE COMPANY'S BRANDS

  The Company has two principal brands. The Einstein Bros. Bagels brand was developed by the Company after it was formed in March 1995. The Noah's New York Bagels brand, which was acquired when the Company acquired Noah's New York Bagels, Inc. in February 1996, was originally introduced in 1989 in Berkeley, California. As of December 29, 1996, the Company and its area developers had opened a total of 199 Einstein Bros. Bagels stores in 27 states and the District of Columbia, and 90 Noah's New York Bagels stores in California, Washington and Oregon.

  The key component of the Company's product strategy is its offering of fresh-baked bagels, produced utilizing proprietary processes that allow for maximum inclusion of high quality ingredients, such as whole blueberries, raisins and nuts. Bagels are offered in a wide variety of both traditional and creative flavors and are baked fresh throughout the day in each Einstein Bros. Bagels and Noah's New York Bagels store using steamed-baking processes.

  Einstein Bros. Bagels and Noah's New York Bagels stores also offer consumers a line of traditional and creative flavors of cream cheese and an extensive line of beverages featuring branded coffees and teas, fruit teas, bottled sodas, juices and waters, and a full line of fountain sodas. The stores also include a menu of creative soups, salads and bagel sandwiches offering customers a variety of lunch alternatives, as well as branded retail products that support the major menu categories, including ground and whole bean coffee, teas, bagel chips, coffee mugs and other items. Stores are typically in leased locations of approximately 2200 square feet with ample parking, substantial indoor seating and when practical, additional outdoor seating.

AREA DEVELOPERS

  The Company's strategy of concentrated development of local markets is supported by area developers financed in part by the Company. The Company believes that having a relatively small group of area developers, each led by a management group with substantial multi-unit retail food service experience and short- and long-term incentives tied to performance, is a superior means of achieving market leadership than either Company ownership of all stores or more traditional franchising approaches utilizing a larger number of franchisees. The Company anticipates that domestic expansion of its brands will be undertaken by its current area developers and is not seeking additional domestic area developers or franchisees.

  As of December 29, 1996, the Company had entered into area development agreements with eleven entities for the development and operation of an aggregate of 1,083 Einstein Bros. Bagels stores and an aggregate of 304 Noah's New York Bagels stores over the next six years (as summarized below). In addition, as of December 29, 1996, the Company and its area developers were operating 26 bagel stores under the Bagel & Bagel, Offerdahl's Bagel Gourmet and Baltimore Bagel brands. The Company and its area developers intend to convert all such stores to Einstein Bros. Bagels stores by early 1998. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

                                                                                          CURRENT                 ADDITIONAL
                                                                                           STORES                   STORES
AREA DEVELOPER (1)                           PRIMARY DEVELOPMENT TERRITORIES                OPEN                   COMMITTED
------------------                           -------------------------------            -------------          -----------------
Einstein Bros. Bagels and
 Melvyn & Elmo's(TM):(2)

Alamo Bagels, L.P.(3).................       Dallas/Ft. Worth, Houston, Austin                   6                   104
BCE West Bagels, L.L.C.(3)............       Denver, Salt Lake City, Phoenix, Tucson,           48                    59
                                               Albuquerque, Las Vegas, Colorado Springs
Colonial Bagels, L.P.(3)..............       Boston, Cleveland, Pittsburgh,                     16                    96
                                               Providence/ New Bedford, Springfield
Finest Bagels, L.L.C.(3)..............       Kansas City, St. Louis, Minneapolis                29                    49
Great Lakes Bagels, L.L.C.............       Milwaukee, Chicago, Detroit, Madison,              40                   157
                                               Indianapolis
Gulfstream Bagels, L.P.(3)............       Miami, Fort Lauderdale, West Palm Beach,           34                    61
                                               Orlando, Tampa
Liberty Foods, L.L.C.(3)..............       New York City metropolitan area                    14                   136
Mayfair Bagels, L.L.C.(3).............       Washington, D.C., Baltimore, Richmond,
                                               Atlanta(4), Charlotte, Norfolk                   12                   137
Philly Rose, L.P......................       Philadelphia                                       12                    73


Noah's New York Bagels:

Noah's Bay Area Bagels, L.L.C.........       Sacramento, San Francisco/Oakland/San Jose         46                    49
Noah's Pacific, L.L.C.................       Los Angeles, Portland, Seattle/Tacoma              44                   165
                                                                                         ==========           ============
       Total..........................                                                         301                 1,086
                                                                                         ==========           ============

(1) At December 29, 1996 the Company operated one Einstein Bros. Bagels store and 13 stores under the Baltimore Bagel brand in Southern California. On March 24, 1997, the Company sold all of these stores (plus two additional stores opened after December 29, 1996) to Sunbelt Bagels, L.L.C., and granted it the right to develop an additional 64 Einstein Bros. Bagels stores in the San Diego, Palm Springs and portions of the Los Angeles metropolitan areas.

(2) Includes 11 stores operated under the Bagel & Bagel brand and 2 stores operated under the Offerdahl's Bagel Gourmet brand.

(3) On March 28, 1997, certain of the Company's area developers entered into letters of intent pursuant to which such area developers propose to enter into certain transactions in which Alamo Bagels, L.P. would be merged into Finest Bagels, L.L.C., BCE West Bagels, L.L.C. would be merged into Sunbelt Bagels, L.L.C., and Liberty Foods, L.L.C. would be merged into Colonial Bagels, L.P. In each of the transactions, owners of equity interests in the merging area developer would receive equity interests in the surviving area developer. In addition, Gulfstream Bagels, L.P. ("Gulfstream") and Mayfair Bagels, L.L.C. ("Mayfair") have entered into a letter of intent pursuant to which certain development rights, stores and other assets of Mayfair in Atlanta, Charlotte and Norfolk would be transferred to Gulfstream. The Company currently intends to consent to these proposed transactions because the Company believes that they will result in lower investment overhead, increased operational and advertising efficiencies, and greater economies of scale. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

(4) Stores in the Atlanta metropolitan area will operate under the Melvyn & Elmo's brand because the Company does not currently have the right to use the Einstein Bros. Bagels brand for restaurant services in the Atlanta metropolitan area.


  The Company believes that rapid penetration of selected designated market areas ("DMAs") is superior to more limited penetration of many DMAs for several reasons. Concentration of stores allows both area developers and Company personnel to gain greater expertise concerning the trade areas within the DMA, thus improving their ability to locate and approve sites on a more informed and efficient basis as part of a market-wide strategy. In addition, store concentration can permit more efficient operations in terms of multi-unit management, convenient employee training, and sharing of employees, expertise and other resources within a DMA. Concentrated DMA penetration also permits cost-efficient media advertising to commence sooner than would be the case with a more scattered nationwide expansion. The Company believes that media advertising increases aggregate store revenue (which, in turn, can promote certain in-store operating efficiencies) and assists the Company's area developers in securing real estate for future sites on acceptable terms and recruiting management and hourly employees.

  The Company's success is dependent to a significant extent upon its area developers and the manner in which they operate and develop their stores and manage their organizational and financial resources. The opening and success of stores are dependent on a number of factors, including the availability of suitable sites, the negotiation of acceptable lease or purchase terms for such sites, permitting and regulatory compliance, the ability to meet construction schedules, the ability to hire and train qualified personnel, the financial and other capabilities of the Company and its area developers, and general economic and business conditions. Not all of the foregoing factors are within the control of the Company or its area developers. There can be no assurance that area developers will have access to the financial resources necessary to open the number of stores required by their development schedules or that area developers will successfully develop or operate stores in their development areas in a manner consistent with the Company's concepts and standards.

DEVELOPMENT AGREEMENTS

  The Company's form of area development agreement currently provides for the development of a specified number of bagel stores of a specified brand within a defined geographic territory in accordance with a schedule of store opening dates. The development schedule generally covers two to five years and contains benchmarks for the number of stores to be opened and in operation at quarterly or semi-annual intervals. An area developer's development schedule typically requires concurrent store development by the area developer in multiple DMAs. Area developers initially pay a non-refundable development fee of $5,000 per store to be developed and a non-refundable real estate services fee of $5,000 per store to be developed. Such fees are not recognized as income by the Company until the store for which such fees have been paid is opened. The area development agreements generally provide that the area developer has the right to open a specified number of stores within each DMA during the term of the development schedule applicable to that DMA and generally preclude the Company from operating or franchising bagel stores of the brand for which rights have been granted within such territory, except that, subject to certain area developer rights of first refusal, the Company reserves the right to engage in certain limited special distribution arrangements and to develop target sites and conversion sites within the specified territory. Target sites are sites which the Company believes should be developed for competitive or market reasons regardless of the applicable development schedule or the location of pre-existing sites. Conversion sites are sites obtained from other companies which are suitable for conversion to bagel stores.

  Breaches of the area development agreement, including failure to meet development schedules, may lead to termination of the limited exclusivity provided by the agreement, renegotiation of development and franchise provisions or termination of the right to build future stores, although such termination will not generally affect existing franchise agreements for developed locations unless such breaches independently constitute defaults of the franchise agreements. Any such termination could be contested by the area developer.

FRANCHISE AGREEMENTS

  Once an acceptable lease for an approved store site has been executed or real estate for a new site has been acquired, the Company and the area developer enter into a franchise agreement under which the area developer becomes the franchisee for the specific store to be developed at the site. Franchise agreements typically provide for a non-refundable franchise fee of $35,000 per store, a 5% royalty on "Royalty Base Revenue" (defined as gross revenue less customer refunds and coupons, the portion of employee meals not charged to the employee and monies received by the store from other stores directly attributable to an approved commissary operated in the store), a national advertising fund contribution of 2% on Royalty Base Revenue, a local advertising fund contribution of 4% on Royalty Base Revenue and a $10,000 minimum grand opening expenditure. The national and local advertising fund contributions may each be increased by .25% per calendar year over the prior year at the discretion of the Company. The Company's franchise and area development agreements, with respect to markets where the Company has already commenced store development, generally provide for 6% royalties.

  The Company's form of franchise agreement provides that the Company may specify computer hardware and software for use in stores, including licensed software designated or created by or for Boston Chicken and used by the Company and its area developers. The cost of designated computer hardware is approximately $15,000 to $40,000 per store. The Company currently specifies off-the-shelf computer hardware for use in stores and charges fees aggregating $16,000 for licensed software for store systems, $15,000 of which is paid to Boston Chicken and $1,000 of which is paid to a third-party for certain proprietary software which the area developer is required to use under an existing computer and communications systems services agreement. The Company's form of franchise agreement also provides for a periodic maintenance and support fee for modifications and enhancements made to the licensed software and certain other maintenance and support services. The Company and its area developers pay $323 to Boston Chicken and the Company's area developers pay an additional $77 to the Company per four-week accounting period per store for these services. The Company believes that the integrated hardware and licensed software systems used by its area developers facilitate the movement of knowledge, including financial, customer and employee performance data, allowing the Company and its area developers to react quickly in a competitive environment.

  The Company's form of franchise agreement provides for an area of limited exclusivity surrounding the bagel store in which the Company may neither develop nor grant to others the right to develop additional bagel stores (generally limited to bagel stores of the brand that has been licensed to the franchisee), except that the Company reserves the right to engage in certain limited special distribution arrangements and, in the event that the franchisee chooses not to develop them, to develop conversion sites within the franchisee's designated territory. Designated territories in suburban locations are generally a one-mile radius surrounding the store, while urban locations occasionally have a smaller (e.g., one-half mile) radius or a trade-area-specific designated territory.

  The Company's form of franchise agreement requires that each store be operated in accordance with the operating procedures and menu, and meet the applicable quality, service and cleanliness standards, established by the Company. The Company may work with a franchisee to improve substandard performance or any items of non-compliance and may terminate any franchise agreement if the franchisee does not comply. The Company is specifically authorized to take accelerated action in the event that the operations of any franchise store present a health risk. The Company believes that maintaining superior food quality, a clean and pleasing environment and excellent customer service are critical to the reputation and success of the Company's brands and, therefore, intends to strictly enforce applicable contractual requirements. Upon any termination of a franchise agreement, the Company has the right to purchase the assets of the franchisee at the net tangible book value of such assets.

AREA DEVELOPER FINANCING

  Secured Loan Agreements. Each of the Company's area developers is funded in part by a senior secured loan made by the Company that is typically convertible into a majority equity interest in the area developer. The Company believes that the development and operation of stores in a DMA is improved when management is permitted to focus primarily on store development and operations, rather than on raising capital. Accordingly, to facilitate the development of its brands, the Company has made, and currently intends to make, loans to area developers to provide partial financing for store development and working capital. The Company's loan agreements with its area developers generally require the area developer to expend at least 75% of its equity capital on developing stores prior to drawing on its revolving loan, with advances permitted during a two- or three-year draw period in a pre-determined maximum amount generally equal to four times the amount of the area developer's cash equity capital contributions.

  The loans are typically convertible into a majority equity interest in the area developer after the expiration of a moratorium period, provided that the area developer has completed not less than 80% of its store development commitment, or in the event of certain defaults. Any determination to convert any area developer loan or otherwise acquire an equity interest in any area developer would involve a variety of economic and operational considerations, including the projected financial impact of converting the loan, the status of the area developer's market penetration, the performance of the area developer's stores, the Company's desire to own such stores and the willingness of the Company to incur the risk of owning stores versus receiving income as a franchisor, lender, and service provider, the Company's ability to manage stores if necessary, the future capital requirements of the area developer and its ability to raise such capital, and the demand on Company resources. In addition, any loan conversion or other acquisition of an equity interest in an area developer by the Company would not be indicative of whether the Company intended to, or would, convert or otherwise acquire an equity interest in any other area developer. There can be no assurance that the Company will exercise its future rights to acquire an equity interest in any area developer to which it provides financing or that such exercise will result in control of the area developer. Upon conversion, the Company would typically become the majority equity owner of the area developer, resulting in the Company consolidating the area developer's operations in its financial statements. Consequently, the franchise and related fees earned by the Company (including interest, royalties, real estate-related fees, software fees, and other fees) from such area developer would be eliminated in consolidation. The operating results of the area developer (primarily store revenue, less expenses) would be included in the Company's financial results. Such results would be adjusted for any remaining minority interest in the area developer not acquired by the Company.

  Each loan agreement contains customary representations, warranties, terms and covenants. The Company's loans to its area developers subject the Company to the risks of being a secured lender. The Company considers each area developer's use of loan proceeds, adherence to its store development schedule, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions and other factors it deems relevant at the time in evaluating whether to establish an allowance for potential loan losses. See
Note 11 of Notes to Consolidated Financial Statements.

  As a result of executing the rapid expansion strategy required by the Company, the Company's area developers have incurred aggregate net losses in each of the last two years of $1.3 million in 1995 (during which period most stores were operated by the Company) and $40.6 million in 1996, which amounts included (a) approximately $10.5 million of depreciation and amortization charges, (b) approximately $26.0 million attributable to investment overhead, scale inefficiencies in operating overhead, and other start-up costs which the Company believes are necessary to establish the Einstein Bros. Bagels and Noah's New York Bagels brands in new territories and open stores at a rate sufficient to gain a competitive advantage over similar concepts, and (c) royalties, interest, and other franchise-related fees that would no longer be incurred in the event the Company acquired, or converted its convertible secured loans to, its area developers. As a result of the foregoing factors, as well as ongoing improvements to store operating performance and increases in scale efficiencies, the Company does not consider these start-up losses to be a meaningful financial measure during this rapid expansion phase (i.e., that period during which new stores constitute a significant percentage of the store base). The Company believes the rapid expansion phase for most of its area developers should last approximately three to four years from the time significant development commences in an area developer's DMA. As the rapid expansion phase ends, the size of an area developer's store base should enable the area developer to gradually reduce and eventually recover start-up losses. The reduction in and recovery of losses are expected to be driven primarily by lower investment overhead, increased operational and advertising efficiencies, greater economies of scale, and increases in store revenue through continued product and service enhancements. The point at which losses may be recovered will vary by area developer depending primarily upon the size and timing of the area developer's store development schedule, the achievement of advertising efficiency, the level of interest charges, the intensity of competition and the quality of management; however, there can be no assurance that such losses will be recovered. Because substantially all of the Company's area developers are less than one year into significant store development in their respective DMAs, the Company believes they will remain in the rapid expansion phase during 1997. Subsequent to the completion of the rapid expansion phase, the Company expects area developer profitability to be a more meaningful factor in assessing loan recoverability and any future loan commitments. Although the Company believes its current area developers will achieve profitability, in the event the foregoing strategy does not come to fruition or, an area developer otherwise fails to achieve a sufficient level of profitability subsequent to the completion of its rapid expansion phase, such event could have a material adverse impact on the Company's financial position and results of operations. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

  Area Developer Equity. Members of management of each of the Company's area developers generally make an equity investment in the area developer entity. The amount and type of such investments vary among the area developers. Future investments by management or others could include contributions of assets. In addition to direct equity investments provided by area developer management, equity investments in the Company's area developers are made by Bagel Store Development Funding, L.L.C., a Delaware limited liability company ("Bagel Funding"), formed in December 1995 to invest in area developers of the Company. Bagel Funding has received total capital commitments from its members aggregating $90.0 million, $75.0 million of which has been contributed to Bagel Funding and the balance of which has been called for contribution prior to April 1, 1997. Certain directors and officers of each of the Company and Boston Chicken have made equity investments in Bagel Funding aggregating approximately $15.2 million as of December 29, 1996. As of December 29, 1996, Bagel Funding had invested a total of approximately $70.2 million in area developers. The Company is currently the manager of Bagel Funding, but has no equity interest in Bagel Funding. See Notes 10 and 13 of Notes to Consolidated Financial Statements.

  Bagel Funding has the right to require an area developer to redeem Bagel Funding's equity interest in such area developer at a pre-determined formula purchase price based on store level cash flow of the area developer in the event
(i) the Company acquires a majority equity interest in the area developer pursuant to the exercise of its conversion or option rights under the area developer's secured loan agreement, (ii) the Company's conversion and option rights expire unexercised and the Company has not consented to the area developer's request to undertake a firm commitment underwritten public offering of the area developer's equity, or (iii) the Company does not acquire a majority interest in the area developer pursuant to the exercise of the Company's conversion or option rights, such rights have expired under the secured loan agreement and the Company has not consented to a request by the area developer to terminate its area development and franchise agreements with the Company. In the event the area developer does not redeem Bagel Funding's equity interest when required to do so, the Company will be obligated to purchase from Bagel Funding its equity interest in the area developer at the same price applicable to the area developer.

MARKETING AND COMPETITION

  The Company believes that a key component in developing both the Einstein Bros. Bagels and Noah's New York Bagels brands is a strong local and community-based effort that encourages a close relationship between each store and its community. The Company and its area developers utilize community involvement as a means of providing charitable service, as well as building brand awareness and loyalty. The Company also utilizes the traditional marketing and advertising methods of television, radio, newspapers and other print media (including use of free-standing inserts and promotional coupons), signage, direct mail and in-store point-of-purchase displays to promote its brands. The Company and its area developers are currently testing a combination of multi-media and consumer promotions designed to launch the Company's brands in local markets and to build strong brand awareness in a short time. Both Company stores and area developer stores are generally required to contribute to a national advertising fund and a local advertising fund to pay for the development of advertising material and for advertising in their respective DMAs. See "-- Franchise Agreements" and Note 9 of the Notes to Consolidated Financial Statements.

  The food service industry is intensely competitive with respect to food quality, concept, location, service and price. In addition, there are many well-established food service competitors with substantially greater financial and other resources than the Company and with substantially longer operating histories. Many of such competitors are less dependent than the Company on a single, primary product. The Company believes that it competes with other bagel retailers and bakeries (including Bruegger's Bagel Bakery), specialty coffee retailers, doughnut shops, fast-food restaurants, delicatessens, take-out food service companies, supermarkets and convenience stores. The Company believes that competition in the retail bagel market will increase as large retail bagel companies attract additional capital, new competitors enter the market and bagel retailers compete for market share. In addition, the Company believes that the start-up costs associated with retail bagel and similar food service establishments are not a significant impediment to entry into the retail bagel business. The Company believes that its Einstein Bros. Bagels and Noah's New York Bagels brands compete favorably in the important factors of food quality, convenience, service and price.

  Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns, the cost and availability of labor, purchasing power, availability of product, and the type, number and location of competing restaurants. Multi-unit food service chains such as the Company can also be substantially adversely affected by publicity resulting from food quality, illness, injury or other health concerns (including food-borne illness claims) or operating issues stemming from one store or a limited number of stores, whether or not the Company is liable. Claims relating to foreign objects, food-borne illness or operating issues are common in the food service industry and a number of such claims may exist at any given time. In addition, factors such as increased cost of goods, labor and employee benefits costs, regional weather conditions and potential scarcity of experienced management and hourly employees may also adversely affect the food service industry in general and the results of operations and financial condition of the Company and its area developers in particular. The Company attempts to manage or adapt to these factors, but some or all of these factors could adversely affect the Company and some or all of its area developers.

VENDORS

  In May 1996, the Company entered into a project and approved supplier agreement (the "Harlan Supply Agreement") with Harlan Bagel Supply Company, L.L.C. ("Harlan") and the equity owners of Harlan. Harlan completed the construction of a production facility in Avon, Indiana (the "Harlan Facility") in August 1996, which is capable of producing frozen dough for approximately 1.4 million dozen bagels per month. Under the Harlan Supply Agreement, Harlan has agreed to sell to the Company, its area developers and their food service distributors up to 1.4 million dozen bagels per month through June 1, 2003, for which such purchasers will be charged a price equal to the cost of ingredients and packaging, will absorb an agreed upon allowance for product losses and will pay a fixed toll charge (which is subject to adjustment for inflation, changes in formulations, specifications or procedures required by the Company or failure of the Company, its area developers and their food service distributors to purchase certain minimum numbers of bagels). Under certain circumstances, contract purchase amounts may be increased, which would permit Harlan to double the Harlan Facility's capacity. Harlan has granted to the Company an option, exercisable at any time from December 15, 1999 through June 1, 2002, to acquire all of the assets of Harlan at a formula price equal to a multiple of Harlan's profits from sales of products under the Harlan Supply Agreement. The Company owns certain equipment used in the Harlan Facility, which is leased to Harlan pursuant to an operating lease.

  The Company also expects to enter into an approved supplier agreement (the "Whittier Supply Agreement") with Noah's Pacific, L.L.C. ("Noah's Pacific"), an area developer of the Company to whom the Company currently subleases a dough production facility in Whittier, California (the "Whittier Facility"), or with a third party bagel producer to whom the Whittier Facility would be transferred (Noah's Pacific or such third party producer being referred to herein as the "Whittier Supplier"). Under the Whittier Supply Agreement, the Whittier Supplier would agree to sell bagels to the Company, its area developers and their food service distributors for sale in Einstein Bros. Bagels stores.
Noah's Pacific has recently completed the installation of a new production line in the Whittier Facility, which is designed to produce frozen dough for approximately 950,000 dozen bagels per month. The Company owns certain equipment in the Whittier Facility which is leased to Noah's Pacific pursuant to an operating lease.

  The Company is a party to a cream cheese supply agreement and certain related agreements (the "Doc's Agreements") with Doc's Cheese Company, L.L.C. ("Doc's"). Under the Doc's Agreements, Doc's has agreed to supply the Company, its area developers and other authorized purchasers with up to 160,000 pounds of cream cheese per week through October 2, 2000, and the Company has agreed, subject to certain exceptions and limitations, that it, its area developers and other authorized purchasers will purchase the lesser of such amount or 60% of their requirements for cream cheese. The Company has provided certain debt financing to Doc's, primarily to fund the purchase of cream cheese production equipment and for Doc's working capital needs. The Doc's Agreements also grant the Company an option, exercisable at any time on or before October 2, 2000, to acquire all of the assets of Doc's at a formula price based on cream cheese production volumes and production cost. The Company has recently approved another vendor for the sale of cream cheese to its area developers but does not have a long-term supply agreement with such new vendor.

  The Company has a long-term distribution agreement with Marriott Distribution Services, Inc. ("Marriott"), which provides for distribution of food, beverages and supplies to stores operated by the Company and its area developers at a negotiated fixed mark-up above cost. The Company and its area developers currently purchase in excess of 10% of their products and supplies from Marriott.

  The Company and its area developers may be subject to shortages or interruptions in supply caused by transportation strikes, adverse weather or other conditions which could adversely affect the quality, availability and cost of ingredients.

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

  The Company owns a number of trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Noah's New York Bagels(R), Noah's Bagels(R), A Taste of Old New York(R), Noah's Shmears(R), Shmear 'Em(R), Protect Your Bagels, Put Lox on Them(R), The Veg Out(R) and Veggie Confetti(R). In addition, the Company has federal trademark applications pending for a number of trademarks and service marks, including Just Say

Noah's(TM), Einstein Bros.(TM), The Einstein Bros logo, Melvyn & Elmo's(TM) and Man Cannot Live on Great Bagels Alone(TM), as well as certain logos used by the Company. The Company has applied to register Noah's New York Bagels(R) in more than 30 foreign countries and Einstein Bros. Bagels(TM) in approximately 70 foreign countries. Most of such pending applications in the United States and foreign countries were filed in 1995 and 1996. The Company has not yet obtained federal registrations for the principal trademarks and service marks used in connection with the Einstein Bros. Bagels stores and products and there can be no assurance that and such registrations will be obtained.

  The Company is aware of the use by other persons or entities in certain geographic areas of names and marks which may be deemed to be similar to certain of the Company's marks. Some of these persons or entities may have prior rights to such marks in their respective localities. While the Company is not aware of any prior uses that would prevent the use of any of the Company's marks in any DMA for which it has granted development rights for such marks, there can be no assurance that the Company's marks will be available for use by the Company and its area developers in all locations.

  The Company considers its intellectual property rights to be important to its business and actively defends and enforces such rights.

GOVERNMENT REGULATION

  Stores, commissaries and other production facilities operated by the Company and its area developers are required to comply with federal, state and local government laws and regulations applicable to food production and consumer food service businesses generally, including those relating to the preparation and sale of food, minimum wage requirements, overtime, working and safety conditions, and citizenship requirements, as well as regulations relating to zoning, construction, health, business licensing and employment. An increase in employee benefits costs or other costs associated with employees, such as minimum wage requirements, could adversely affect the Company.

  Certain states and the Federal Trade Commission require a franchisor to transmit specified disclosure statements to potential franchisees before granting a franchise. Additionally, some states require the franchisor to register its franchise with the state or qualify for certain statutory or discretionary exemptions from registration before it may offer a franchise. The Company believes that its Uniform Franchise Offering Circular (together with any applicable state versions or supplements) complies with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which it has offered franchises.

RELATIONSHIP WITH BOSTON CHICKEN

  The Company's rapid growth has been fostered in part by its relationship with Boston Chicken. Boston Chicken has provided (i) significant capital financing,
(ii) multi-unit retail infrastructure and systems, including accounting, administration, real estate and computer and communications services and systems, and (iii) assistance in recruiting experienced area developer candidates. The Company believes that the multi-unit retail infrastructure and services provided by Boston Chicken, pursuant to fee service agreements, allow the Company to focus its energy and resources on brand and store development.

 The Company has granted to Boston Chicken an option (the "BCI Option") to maintain ownership of shares of common stock of the Company having up to 52% of the voting power of all of the outstanding shares of capital stock of the Company having the power generally to vote in the election of directors. The BCI Option is exercisable at a per share exercise price equal to (i) the weighted average price per share at which the Company's common stock is issued or sold in a transaction pursuant to which the BCI Option becomes exercisable, in the case of a transaction in which such price per share is readily ascertainable, or (ii) in all other cases, the average of the closing sale prices for the common stock on the Nasdaq National Market (or such other principal exchange or market on which the common stock may then be trading) for the five trading days ending on the fifth trading day prior to the date of the transaction pursuant to which the BCI Option becomes exercisable. The BCI Option terminates if (i) Boston Chicken sells or transfers shares of the Company's common stock and as a result owns less than a majority of the then outstanding shares of the Company's voting stock or (ii) the percentage of outstanding shares of voting stock of the Company owned by Boston Chicken is reduced below 50% other than as a result of Boston Chicken's voluntary sale or transfer of shares of the Company's common stock and Boston Chicken fails to acquire a sufficient number of shares of common stock so that it owns at least a majority of the then outstanding shares of voting stock of the Company by July 31 of the calendar year next following the calendar year in which such reduction occurs. In addition, the percentage ownership level of 52% is subject to reduction to the extent voluntary sales or transfers by Boston Chicken reduce its ownership of the outstanding shares of voting stock of the

Company to less than 52% but do not otherwise result in termination of the BCI Option. In determining the percentage ownership of the voting stock of the Company owned by Boston Chicken for purposes of the BCI Option, the following shares are excluded: (i) 701,177 shares of the Company's common stock subject to options granted by Boston Chicken, (ii) any shares of common stock held by officers, directors or employees of Boston Chicken, and (iii) any shares of common stock held by any person or entity that would not be counted under generally accepted accounting principles in determining whether Boston Chicken owns a majority of the voting stock for consolidated financial statement purposes. See Note 12 of the Notes to Consolidated Financial Statements.

EMPLOYEES

  At March 14, 1997, the Company had approximately 398 employees, including approximately 115 employed at its support center offices in Golden, Colorado, approximately 19 employed at zone offices or commissaries and approximately 264 employed at bagel stores operated by the Company. None of the Company's employees are represented by a labor union or covered by a collective bargaining contract. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS

  Set forth below are the names and ages of the executive officers of the Company, the positions they hold with the Company, and summaries of their business experience. Executive officers are elected by, and serve at the discretion of the Board of Directors. The executive officers of the Company are as follows:

  Scott A. Beck, age 38, became Chairman of the Board of the Company in July 1996. Mr. Beck has served as a director of the Company since March 1995. He has been Chief Executive Officer and a director of Boston Chicken since June 1992 and has served as Chairman or Co-Chairman of the Board of Boston Chicken since that date. In January 1997, he also assumed the responsibilities of President of Boston Chicken. He was Vice Chairman of the Board of Blockbuster Entertainment Corporation ("Blockbuster") in Fort Lauderdale, Florida from September 1989 until his retirement in January 1992 and Chief Operating Officer of Blockbuster from September 1989 to January 1991. From June 1987 to August 1989, Mr. Beck was Managing Partner of Blockbuster's first and largest franchisee until its acquisition by Blockbuster in 1989. Since 1980, Mr. Beck also has been President of Pace Affiliates, Inc., an investment banking firm he founded.

  Mark R. Goldston, age 42, became President and Chief Executive Officer and a director of the Company in April 1996. Since January 17, 1996, Mr. Goldston has also been employed by Boston Chicken to undertake various special projects and in August 1996, he became a Vice Chairman of the Board and a director of Boston Chicken. From July 1994 to April 1996, Mr. Goldston was Chairman and Chief Executive Officer of The Goldston Group, a strategic advisory firm. From October 1991 to June 1994, Mr. Goldston served as President and Chief Operating Officer of L.A. Gear, Inc.

  W. Eric Carlborg, age 33, became Senior Vice President -- Finance of the Company in July 1996. From October 1995 through June 1996, he was Vice President of Alignment and Planning of Boston Chicken. Prior to that time, Mr. Carlborg served as Vice President -- Corporate Finance of Merrill Lynch from January 1994 to October 1995 and served as an Associate of Merrill Lynch from August 1989 through December 1993.

  David G. Stanchak, age 38, became a director and Chief Development Officer of the Company in March 1995. From June 1992 until March 1995, he served as a Senior Vice President of Boston Chicken, and from August 1989 until June 1992, Mr. Stanchak was the National Director of Real Estate and Real Estate Legal Counsel for Blockbuster.

  Jeffrey L. Butler, age 35, became President of Einstein Bros. Bagels Concept in May 1996. From January 1996 until May 1996, Mr. Butler served as Chief Operating Officer of the Company. Prior to that time, he was employed by BC Great Lakes, L.L.C., an area developer of Boston Chicken ("BC Great Lakes"), since June 1995, and also served as President of the managing member of BC Heartland, L.L.C., also a Boston Chicken area developer, since August 1995.
From June 1993 until June 1995, Mr. Butler served as President and Chief Executive Officer of the general partner of BC Detroit L.P., a predecessor of BC Great Lakes. From January 1992 to June 1993, Mr. Butler served as Vice President -- Human Resources of Boston Chicken. Prior to that time, Mr. Butler was an independent consultant from July 1991 until January 1992.

  Joel M. Alam, age 39, became a Senior Vice President of the Company in February 1997 and has been Secretary of the Company since April 1995. From April 1995 to February 1997, he was a Vice President of the Company. From January

1994 to April 1995, he was Vice President and Associate General Counsel of Boston Chicken and from May 1993 to January 1994 he was Assistant General Counsel of Boston Chicken. Prior to that time, Mr. Alam was an associate at the Chicago law firm of Bell, Boyd & Lloyd from 1986 to May 1993.

  Paul A. Strasen, age 40, became a Senior Vice President of the Company in February 1997 and has been General Counsel of the Company since April 1995.
From April 1995 to February 1997, he was a Vice President of the Company. Prior to that time, he was a partner at the Chicago law firm of Bell, Boyd & Lloyd from 1988 to April 1995.

  Theodore P. Heininger, age 43, became Vice President-Controller of the Company in March 1997. Prior to that time, he served as Vice President of Performance Evaluation since January 1996 and was the Company's Controller from April 1995 until January 1996. From June 1993 to March 1995, Mr. Heininger was employed as Vice President and Chief Financial Officer with Meyercord Co., a subsidiary of the Berwind Group in Carol Stream, Illinois. He served as Vice President and Chief Financial Officer of GPS Healthcare, also a subsidiary of the Berwind Group, in Pottsville, Pennsylvania, from October 1990 to May 1993. Mr. Heininger is a certified public accountant.

ITEM 2.  PROPERTIES

  The Company leases its support center facility in Golden, Colorado, which consists of approximately 38,000 square feet of office space (and certain common areas, including parking areas), from Boston Chicken. The Company also leases office space in Los Angeles, California.

  The Company and its subsidiaries also lease sites for stores and commissaries that are subleased to area developers. While the Company expects its area developers primarily to continue to lease sites in the future, the Company or its area developers may also purchase land and/or buildings for stores and commissaries to the extent acceptable terms are available. The majority of the Company's stores are located in retail community shopping centers, community business districts or freestanding locations.

  Stores and commissaries leased by the Company are typically leased under "triple net" leases that require the lessee to pay its proportionate share of real estate taxes, maintenance costs and insurance premiums. In some cases, store leases require not only base rent but also percentage rent based on sales in excess of specified amounts. Generally, the Company's store leases have initial terms of five years with options to renew for two or three additional five-year periods at market rates.

  A subsidiary of the Company leases dough production facilities in San Leandro and Whittier, California, which are subleased to one of the Company's area developers.

ITEM 3.  LEGAL PROCEEDINGS

  The Company, like others in the food service business, is from time to time the subject of complaints, threat letters or litigation from customers alleging illness, injury or other food quality, health (including food-borne illness claims) or operational concerns. Claims relating to foreign objects, food-borne illness or operating issues are common in the food service industry and a number of such claims may exist at any given time. Adverse publicity resulting from such allegations may materially adversely affect the Company and one or more of its brands, regardless of whether such allegations are valid or whether the Company is liable. In addition, the Company also encounters complaints and allegations from former or prospective employees or others from time to time, as well as other matters which are common for businesses similar to the Company's. The Company does not believe that any such matters of which it is aware are material to the Company individually or in the aggregate, but matters may arise which could adversely affect the Company or its business operations.

  In the course of enforcing its rights under existing area development and franchise agreements, the Company may also be the subject, from time to time, of complaints, threat letters or litigation concerning the proper interpretation and application of these agreements, particularly in the event of a default or termination of area development or franchise rights. No such matters are currently pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The following table sets forth the high and low sales prices of the common stock during each of the Company's fiscal quarters since its initial public offering of common stock on August 1, 1996, as quoted on the Nasdaq National Market as reported by The Wall Street Journal (Western Edition).

                                                High         Low
                                             ---------  ------------
     1996:
     Third Quarter (ended October 6, 1996)     36 1/2       19
     Fourth Quarter (ended December 29, 1996)  36 1/8       29 1/4

  As of March 14, 1997, there were approximately 700 record holders of the common stock.

  The Company has never paid cash dividends on its common stock and the Board of Directors intends to continue a policy of retaining any earnings for use in the Company's operations. The Company does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's current revolving credit facilities contain prohibitions on the payment of any cash dividends.

  During the fourth quarter of 1996, the Company issued an aggregate of 124,139 shares of common stock pursuant to the exercise of warrants for an aggregate exercise price of $803,179.33. The shares of common stock issued upon exercise of such warrants were sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following table sets forth selected consolidated financial and store data for the Company. This data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8 hereof and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 hereof.

                                                                                PERIOD FROM
                                                                               MARCH 24, 1995
                                                                                (INCEPTION)                  FISCAL YEAR
                                                                                  THROUGH                       ENDED
                                                                              DECEMBER 31, 1995          DECEMBER 29, 1996 (1)
                                                                            ---------------------        ----------------------
                                                                           (In thousands, except share data and number of stores)

   CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
   Revenue:
    Company stores.........................................................       $ 25,685                      $ 35,803
    Royalties and franchise related fees...................................            671                        19,918
    Interest income........................................................             67                         5,986
                                                                                  ----------                   ------------
         Total revenue.....................................................         26,423                        61,707
   Cost and expenses:
    Cost of products sold..................................................          8,239                        11,546
    Salaries and benefits..................................................         13,531                        18,302
    General and administrative expenses....................................         47,805 (2)                    21,820
                                                                                  ----------                    -----------
                                                                                    69,575                        51,668
                                                                                  ----------                    -----------
   Income (loss) from operations...........................................        (43,152)                       10,039

   Other expense, net......................................................           (564)                       (4,332)
                                                                                  ----------                    -----------

   Net income (loss).......................................................       $(43,716)                     $  5,707
                                                                                  ==========                    ===========

    Net income (loss) per common and equivalent share......................       $  (4.54)                     $   0.25
                                                                                  ==========                    ===========
    Weighted average number of common and
     equivalent shares outstanding during the period.......................          9,659                        22,344
                                                                                  ==========                    ===========

   STORE DATA (UNAUDITED):
   Systemwide revenue (3)..................................................       $ 26,986                      $145,631
                                                                                  ==========                    ===========
   Number of stores:
    Beginning of period....................................................              -                            60
    Opened or acquired.....................................................             60                           266
    Closed.................................................................              -                            11
                                                                                  ----------                    -----------
    End of year............................................................             60                           315
                                                                                  ==========                    ===========

    Company stores.........................................................             47                            14
    Area developer stores..................................................             13                           301

   CONSOLIDATED BALANCE SHEET DATA:
   Working capital.........................................................       $     41                      $ 46,421
   Notes receivable........................................................          7,267                       146,087
   Total assets............................................................         50,299                       332,418
   Long-term debt (4)......................................................         58,875                             -
   Stockholders' equity (deficit)..........................................       $(20,994)                     $315,517

(1) The Company's fiscal year is the 52/53-week period ending on the last Sunday in December and normally consists of 13 four-week periods.
(2) Includes a $25,575,000 write-off of intangible assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".
(3) Includes gross revenue for all stores in the Einstein/Noah Bagel Corp.
    system.
(4) Includes at December 31, 1995, $11,062,000 attributable to repurchase common stock shares and $7,813,000 attributable to Series A preferred stock. See
    Note 12 of the Notes to Consolidated Financial Statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company commenced operations in March 1995 through the acquisition of three regional bagel retailers, with subsequent acquisitions in August 1995 and February 1996. The Company sold certain acquired stores in 1995 and 1996 to area developers financed in part by the Company. Because the Company has sold all of its stores to its area developers and also intends to continue to expand its business primarily through such area developers, the Company anticipates that its future revenue will be derived principally from royalties, franchise-related fees and interest income from its area developers as opposed to revenue from Company stores. Consequently, comparisons of operating results to date may not be meaningful.

  The Company currently estimates that there will be between 615 and 665 stores in operation systemwide by the end of 1997. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2. This rapid expansion significantly affects the comparability of results of operations from period to period in a number of ways. Store revenue is generally not as high in the first periods following opening as it is in later periods, and revenue for any new store is also highly dependent on the proximity of other franchise stores and those of competitors, the size of the store and its visibility. Further, salaries, benefits and the cost of products sold are generally higher as a percentage of revenue for newly opened stores than for more mature stores because of inefficiencies caused by less experienced employees and a lack of store-specific operating history from which to predict daily food production needs. Moreover, in order to support its expansion program, the Company is continuing to develop its corporate support center, and accordingly, certain related expenditures will be higher as a percentage of revenue in earlier periods than in later comparable periods. In addition, the Company's rapid expansion significantly affects its liquidity and capital requirements.

  The Company's success is highly dependent on its continued relationship with, and the continued success of, Boston Chicken, which, as of March 14, 1997, beneficially owned approximately 54% of the outstanding shares of common stock of the Company. In addition, Boston Chicken has an option that permits it to maintain ownership of shares of common stock having up to 52% of the voting power of all of the outstanding shares of capital stock of the Company having the power generally to vote in the election of directors. See "Item 1. Business -- Relationship with Boston Chicken". The Company and Boston Chicken are parties to various agreements, pursuant to which Boston Chicken has agreed to provide to the Company certain accounting and administration and computer and communications services. Boston Chicken has also made available to the Company a non-convertible loan facility of up to $50.0 million. See "-- Liquidity and Capital Resources".

RESULTS OF OPERATIONS

  Fiscal year ended December 29, 1996 compared to the period beginning March 24, 1995 (inception) and ended December 31, 1995

  Revenue. Total Company revenue increased 134% for the year ended December 29, 1996 over the prior period. Royalties and franchise-related fees were $19.9 million compared to $671,000 in the prior period, caused by an increase in stores opened and operated by area developers, which totaled 301 as of December 29, 1996 compared to 13 as of December 31, 1995. Interest income was $6.0 million compared to $67,000 in the prior period, due to higher interest income generated on increased loans made to area developers. Revenue from Company stores increased 39% for the year ended December 29, 1996 to $35.8 million from $25.7 million in the prior period. The increase is due to the revenue from acquired stores and stores opened by the Company prior to being sold to area developers.

  Cost of Products Sold. Cost of products sold increased 40% to $11.5 million for the year ended December 29, 1996, compared to $8.2 million in the prior period. The increase was primarily due to the increase in revenue from Company stores.

  Salaries and Benefits. Salaries and benefits increased 35% to $18.3 million for the year ended December 29, 1996, compared to $13.5 million in the prior period. The increase in salaries and benefits was due to a greater number of Company stores in 1996 and an increase in the number of employees at the Company's support center necessary to support systemwide expansion.

  General and Administrative. General and administrative expenses decreased 54% to $21.8 million for the year ended December 29, 1996 compared to $47.8 million in the prior period. The decrease was due primarily to a $26.6 million write-off of intangible assets in the prior period. After the acquisition of Brackman Brothers, Inc., Bagel & Bagel, Inc., Offerdahl's Bagel Gourmet, Inc. and Baltimore Bagel Co. (collectively the "Founding Companies"), the Company launched a development project, pursuant to which management analyzed (i) the Founding Companies' stores, including brand positioning, product offerings, operational service systems and atmosphere, (ii) the competitive environment and
(iii) the preferences of consumers across the United States. The project resulted in the development of the Einstein Bros. Bagels brand and store. In connection with, and as a result of, the development of the Einstein Bros. Bagels brand and store, management determined to discontinue the use of the identifiable intangible assets acquired in the acquisitions of the Founding Companies, including trademarks and recipes. This change in business strategy resulted in an impairment of such intangible assets, and accordingly, the assets were written down to their fair market values. In addition, in 1995, certain acquired store locations were determined to be unsuitable for the Einstein Bros. Bagels brand and store, resulting in a $2.4 million provision for anticipated costs required to close those locations. Absent these write-downs, general and administrative expenses increased 16% for the year ended December 29, 1996 compared to the prior period. This increase was due to an increase in expenditures at the Company's support center necessary to support systemwide expansion and a greater number of Company stores in 1996.

  Included in general and administrative expenses are depreciation and amortization charges of $5.4 million in fiscal year 1996 and $1.7 million in the prior period. The increase in depreciation and amortization charges is primarily attributable to the goodwill and intangible assets related to the acquisition of Noah's New York Bagels, Inc. in February 1996.

  Other Income (Expense). The Company incurred other expense of $4.3 million for the year ended December 29, 1996, compared to $564,000 in the prior period. The increase reflects higher net interest expense attributable to borrowings under the Company's loan agreements, offset by gains recognized on the sale of marketable equity securities.

  Income Taxes. No income tax expense has been recorded for the year ended December 29, 1996 or the prior period. During 1996, the Company recognized a portion of its deferred tax asset which resulted in no tax expense.

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided from operations in 1996 totaled $6.5 million, an increase of $18.8 million from the cash used in operations in 1995 of $12.3 million. The primary cause of the change resulted from the Company incurring a net loss of $43.7 million in 1995 compared to net income of $5.7 million in 1996. Included in the 1995 net loss was a non-cash charge of $26.6 million to writeoff intangible assets. See "-- Results of Operations -- General Administrative".

  Cash provided from financing activities totaled $271.6 million in 1996. In August 1996, the Company completed an underwritten initial public offering of 3,105,000 shares of its common stock, a concurrent non-underwritten public offering of 425,000 shares of its common stock and a concurrent private placement of 2,000,000 shares of its common stock to Boston Chicken. In December 1996, the Company completed an underwritten offering of 2,640,000 shares of its common stock to the public and a concurrent non-underwritten public offering of 500,000 shares of its common stock to Boston Chicken. The aggregate net proceeds of all these offerings totaled approximately $174.6 million. In 1996, the Company borrowed $80.0 million from Boston Chicken under its convertible secured loan agreement resulting in a $120.0 million outstanding balance. In June 1996, Boston Chicken converted the entire $120.0 million balance of convertible debt into 15,307,421 shares of common stock of the Company. As of December 29, 1996, the Company had $50.7 million available in cash and cash equivalents. In addition, the Company had a $50.0 million non-convertible credit facility with Boston Chicken and a $45.0 million senior secured credit facility with Bank of America Illinois and the lenders named therein. No balance was outstanding under either facility at December 29, 1996. During 1995, the Company borrowed $40.0 million from Boston Chicken under its convertible secured loan agreement (which Boston Chicken converted to equity of the Company in 1996) and raised $20.8 million from the sale of approximately 3,500,000 shares of its common stock.

  The Company's primary use of capital reflects its goal of establishing brand awareness and market leadership by providing partial financing to its area developers for their use in rapid store development and to finance their working capital needs. As of December 29, 1996, the Company had secured loan commitments to its area developers aggregating $283.2 million, of which $140.8 million had been advanced. Net loan advances were $137.2 million in 1996 and $3.5 million in 1995. The increase was attributable to the increase in area developer stores which totaled 301 in 1996 compared to 13 in 1995.

  In addition to providing funding to its area developers, the Company's capital requirements have consisted of store acquisition and development, development of its corporate infrastructure, which supports systemwide expansion, and investments in food production facilities. In 1996, the Company expended $107.9 million on store acquisition and development, including the acquisition of all the capital stock of Noah's New York Bagels, Inc. for $100.9 million. In 1995, the Company expended $16.9 million on store acquisition and development. In 1996, the Company expended $10.1 million on its corporate infrastructure and investments in food production facilities compared to $1.2 million in 1995. These capital expenditures have been offset with proceeds from selling Company stores. The Company generated $49.9 million in 1996 and $5.5 million in 1995 from the sale of stores to newly-formed area developers. There were no material gains or losses recognized as a result of these sales. The Company completed its practice of selling Company stores to newly-formed area developers during the first quarter of 1997. Consequently, the Company does not anticipate it will realize cash proceeds from the sale of stores in the future.

  The Company anticipates it will have a continuing need for additional financing to continue systemwide expansion. The timing of the Company's capital requirements will be affected by the number of stores opened, operational results of the stores, and the amount and timing of borrowings under the loan agreements between the Company and its existing and future area developers. As the Company's capital requirements increase, the Company will seek additional funds from public or private offerings of debt or equity securities. There can be no assurance that the Company will be able to raise such capital on satisfactory terms when needed. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

SEASONALITY

  Historically, the Company has experienced lower average store revenue during the November and December holiday periods.

IMPACT OF INFLATION

  The Company believes that inflation has not had a material impact on its operations to date. Substantial increases in the cost of labor, employee benefits, food and other operating expenses could adversely affect store operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

  The following table shows quarterly financial results for the period from March 24, 1995 (inception) through December 31, 1995 and fiscal 1996. The first quarter consists of four four-week periods (first quarter 1995 data is for the period from March 24, 1995 (inception) through April 16, 1995) and the second, third and fourth quarters consist of three four-week periods, except the fourth quarter in 1995, which consists of two four-week periods and one five-week period.

                                      FIRST     SECOND      THIRD     FOURTH
1995:                                QUARTER    QUARTER    QUARTER    QUARTER
-----                              ---------- ---------- ---------- -----------
Revenue............................  $ 1,423    $ 6,292   $  8,483   $ 10,225
Loss from Operations...............     (180)    (1,784)   (30,220)   (10,968)
Net Loss...........................     (260)    (1,924)   (30,010)   (11,522)
Net Loss per Common and
   Equivalent Share................  $ (0.03)   $ (0.20)  $  (3.11)  $  (1.20)

1996:
-----

Revenue............................  $22,379    $18,206   $ 10,257   $ 10,865
Income (Loss) from Operations......   (1,270)     2,303      4,235      4,771
Net Income (Loss)..................   (3,317)       295      3,953      4,776
Net Income (Loss) per Common and
   Equivalent Share................  $ (0.35)   $  0.01   $   0.13   $   0.15

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants...................................................................   20

Consolidated Financial Statements:

   Consolidated Balance Sheets at December 31, 1995 and December 29, 1996..................................   21

   Consolidated Statements of Operations for the period from March 24, 1995 (inception)
   through December 31, 1995 and the fiscal year ended December 29, 1996...................................   22

   Consolidated Statements of Stockholders' Equity (Deficit) for the period from March 24, 1995
   (inception) through December 31, 1995, and the fiscal year ended December 29, 1996......................   23

   Consolidated Statements of Cash Flows for the period from March 24, 1995 (inception)
   through December 31, 1995 and the fiscal year ended December 29, 1996...................................   24

   Notes to Audited Consolidated Financial Statements......................................................   25

Report of Independent Public Accountants on Schedule II....................................................   38

Supplemental Schedule II...................................................................................   39

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Einstein/Noah Bagel Corp.:

     We have audited the accompanying consolidated balance sheets of Einstein/Noah Bagel Corp. (a Delaware corporation) and subsidiaries as of December 31, 1995 and December 29, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from March 24, 1995 (inception) through December 31, 1995, and for the fiscal year ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Einstein/Noah Bagel Corp. and subsidiaries as of December 31, 1995 and December 29, 1996, and the results of their operations and their cash flows for the period from March 24, 1995 (inception) through December 31, 1995 and for the fiscal year ended December 29, 1996, in conformity with generally accepted accounting principles.

                                     ARTHUR ANDERSEN LLP

Denver, Colorado
March 24, 1997

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                            DECEMBER 31,    DECEMBER 29,
                                                                                                1995           1996
                                                                                          --------------   ------------
ASSETS
------
Current Assets:
   Cash and cash equivalents...........................................................         $  5,368       $ 50,741
   Accounts receivable, net............................................................            1,327          5,589
   Prepaid expenses and other current assets...........................................            2,592            579
                                                                                          --------------   ------------
       Total current assets............................................................            9,287         56,909
Property and Equipment, net............................................................           19,410         28,213
Notes Receivable.......................................................................            7,267        146,087
Goodwill, net..........................................................................           13,715         68,921
Trademarks, net........................................................................                -         22,239
Recipes, net...........................................................................                -          4,758
Other Assets, net......................................................................              620          5,291
                                                                                          --------------   ------------
       Total assets....................................................................         $ 50,299       $332,418
                                                                                          ==============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)
----------------------------------------------
Current Liabilities:
   Accounts payable....................................................................         $  5,633       $  3,873
   Accrued expenses....................................................................            2,968          3,615
   Deferred franchise revenue..........................................................              645          3,000
                                                                                          --------------   ------------
       Total current liabilities.......................................................            9,246         10,488
Convertible Debt.......................................................................           40,000              -
Deferred Franchise Revenue.............................................................              265          6,105
Other Noncurrent Liabilities...........................................................            2,907            308
Repurchase Common Stock Shares - 1,721,250 issued and outstanding in 1995..............           11,062              -
Series A Preferred Stock - 6,250 issued and outstanding in 1995........................            7,813              -
Commitments and Contingencies
Stockholders' Equity (Deficit):
 Preferred Stock -  $.01 par value; 20,000,000 shares authorized; no shares issued and
  outstanding..........................................................................                -              -
  Common Stock - $.01 par value; 200,000,000 shares authorized; 3,848,607 shares
   issued and outstanding in 1995 and 32,299,756 issued and outstanding in 1996........               38            323
    Additional paid-in capital.........................................................           22,684        353,203
   Accumulated deficit.................................................................          (43,716)       (38,009)
                                                                                           --------------  ------------
    Total stockholders' equity (deficit)...............................................          (20,994)       315,517
                                                                                           --------------  ------------
     Total liabilities and  stockholders' equity (deficit).............................         $ 50,299      $ 332,418
                                                                                           ==============  ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                         Period from
                                                       March 24, 1995      Fiscal
                                                         (inception)        Year
                                                           through          Ended
                                                        December 31,    December 29,
                                                            1995            1996
                                                       --------------   ------------
Revenue:
   Company stores.................................           $ 25,685        $35,803
   Royalties and franchise-related fees...........                671         19,918
   Interest income................................                 67          5,986
                                                       --------------   ------------
       Total revenue..............................             26,423         61,707

Costs and Expenses:
   Cost of products sold..........................              8,239         11,546
   Salaries and benefits..........................             13,531         18,302
   General and administrative.....................             47,805         21,820
                                                       --------------   ------------
       Total costs and expenses...................             69,575         51,668
                                                       --------------   ------------

Income (Loss) from Operations.....................            (43,152)        10,039

Other Income (Expense):
   Interest expense, net..........................             (1,281)        (6,261)
   Other income, net..............................                717          1,929
                                                       --------------   ------------
       Total other income (expense)...............               (564)        (4,332)
                                                       --------------   ------------

Income (Loss) Before Income Taxes.................            (43,716)         5,707
Income Taxes......................................                  -              -
                                                       --------------   ------------
Net Income (Loss).................................           $(43,716)       $ 5,707
                                                       ==============   ============

Net Income (Loss) Per Common and
   Equivalent Share...............................           $  (4.54)       $  0.25
                                                       ==============   ============

Weighted Average Number of Common
   and Equivalent Shares Outstanding..............              9,659         22,344
                                                       ==============   ============


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (In thousands)

                                                                                     Period from
                                                                                      March 24,
                                                                                        1995          Fiscal
                                                                                     (inception)       Year
                                                                                       through         Ended
                                                                                    December 31,   December 29,
                                                                                        1995           1996
                                                                                  --------------   ------------
COMMON STOCK
   Balance at beginning of period.......................................            $          -       $     38
   Conversion of preferred stock, repurchase common stock,
     and debt...........................................................                       -            175
   Issuance of common stock.............................................                      38             96
   Exercise of stock options and warrants...............................                       -             14
                                                                                  --------------   ------------
   Balance at end of year...............................................            $         38       $    323
                                                                                  ==============   ============

ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of period.......................................            $          -       $ 22,684
   Conversion of preferred stock, repurchase common stock and
     debt...............................................................                       -        140,270
   Issuance of common stock, net of offering costs of $500 in 1995
     and $10,343 in 1996................................................                  22,051        182,491
   Exercise of stock options and warrants...............................                       -          9,227
   Dividends on Series A preferred stock and accretion of dividends
    on repurchase common stock..........................................                  (1,077)        (1,708)
   Issuance of options and warrants.....................................                   1,710            239
                                                                                  --------------   ------------
   Balance at end of year...............................................            $     22,684       $353,203
                                                                                  ==============   ============

ACCUMULATED DEFICIT
   Balance at beginning of period.......................................            $          -       $(43,716)
   Net income (loss)....................................................                 (43,716)         5,707
                                                                                  --------------   ------------
   Balance at end of year...............................................            $    (43,716)      $(38,009)
                                                                                  ==============   ============


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 Period from
                                                                               March 24, 1995      Fiscal
                                                                                 (inception)        Year
                                                                                   through          Ended
                                                                                December 31,    December 29,
                                                                                    1995            1996
                                                                             ---------------    ------------
Cash Flows from Operating Activities:
   Net income (loss).....................................................          $ (43,716)     $    5,707
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization.......................................              1,657           5,431
     Warrant and option expense..........................................              1,710             239
     Write-off of intangible assets......................................             26,575               -
     Gain on the sale of marketable equity securities....................               (719)         (1,824)
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable...............................................               (680)         (3,966)
       Accounts payable and accrued expenses.............................              1,778            (292)
       Deferred franchise revenue........................................                910           8,180
       Other assets and liabilities......................................                173          (7,003)
                                                                             ---------------    ------------
        Net cash provided by (used in) operating activities..............            (12,312)          6,472
                                                                             ---------------    ------------
Cash Flows from Investing Activities:
   Purchase of property and equipment....................................            (18,109)        (38,198)
   Proceeds from sale of net assets......................................              5,519          49,943
   Acquisition of Noah's New York Bagels, Inc., net of cash acquired.....                  -        (100,902)
   Purchase of marketable equity securities, net of proceeds from sales..            (22,682)          1,824
   Purchase of other assets..............................................               (621)         (6,552)
   Issuance of notes receivable..........................................            (10,569)       (209,514)
   Repayment of notes receivable.........................................              3,831          70,694
                                                                             ---------------    ------------
       Net cash used in investing activities.............................            (42,631)       (232,705)
                                                                             ---------------    ------------
Cash Flows from Financing Activities:
   Proceeds from issuance of common stock................................             20,311         191,606
   Proceeds from convertible debt........................................             91,060         352,272
   Repayment of convertible debt.........................................            (51,060)       (272,272)
                                                                             ---------------    ------------
       Net cash provided by financing activities.........................             60,311         271,606
                                                                             ---------------    ------------
Net Increase in Cash and Cash Equivalents................................              5,368          45,373
Cash and Cash Equivalents, beginning of period...........................                  -           5,368
                                                                             ---------------    ------------
Cash and Cash Equivalents, end of year...................................          $   5,368      $   50,741
                                                                             ===============    ============

Supplemental Cash Flow Information:
   Interest Paid.........................................................          $   1,107      $    7,232
                                                                             ===============    ============
Supplemental Schedule of Non-Cash Activities:
   Conversion of debt to common stock....................................          $       -      $  120,000
                                                                             ===============    ============
   Conversion of preferred stock,  repurchase common stock
     and accrued dividends on preferred stock............................          $       -      $   20,445
                                                                             ===============    ============
   Exchange of preferred stock, repurchase common stock,
     common stock and marketable equity securities for net
     assets acquired.....................................................          $  42,742      $        -
                                                                             ===============    ============
   Issuance of common stock for note receivable..........................          $     437      $        -
                                                                             ===============    ============
    Accretion of dividends on repurchase common stock....................          $     933      $    1,486
                                                                             ===============    ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

  Einstein/Noah Bagel Corp. and its subsidiaries (the "Company") franchise and operate specialty retail stores in the United States that feature fresh-baked bagels, cream cheeses, specialty coffees and teas, and creative soups, salads and sandwiches. At December 31, 1995, there were 60 stores in operation systemwide, consisting of 47 Company stores and 13 franchise stores. In 1995, the Company sold 13 Company stores to area developers of the Company. At December 29, 1996, there were 315 stores in operation systemwide, consisting of 301 franchise stores and 14 Company stores. In 1996, the Company sold 105 Company stores to area developers of the Company. Subject to the provisions of the applicable franchise agreements, the Company is obligated to allow franchisees to utilize the Company's trademarks, copyrights, recipes, operating procedures and other elements of its systems in the operation of franchise stores.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Einstein/Noah Bagel Corp. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

  Fiscal Year. The Company's fiscal year is the 52/53-week period ending on the last Sunday in December, and normally consist of 13 four-week periods. The first quarter consists of four periods and each of the remaining three quarters consist of three periods. Fiscal period 1995 was the period from March 24, 1995 (inception) through December 31, 1995. Fiscal year 1996 contained 13 four-week periods.

  Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand and on deposit and highly liquid instruments purchased with maturities of three months or less.

  Inventories. Inventories, which are classified in prepaid expenses and other current assets, are stated at the lower of cost (first-in, first-out) or market and consist of food, paper products and supplies.

  Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization has been calculated using the straight-line method with buildings and improvements being depreciated over 15 to 30 years, leasehold improvements being amortized over the lesser of their useful lives or their lease terms, including option periods, furniture, fixtures and equipment being depreciated over 5 to 8 years, and pre-opening costs being depreciated over one year.

  Property and equipment additions include acquisitions of buildings and equipment, costs incurred in the development and construction of new stores, and major improvements to existing stores. Expenditures for maintenance and repairs are charged to expense as incurred. Pre-opening costs consist primarily of salaries and other direct expenses incurred in connection with the set-up, initial stocking of stores, initial training of employees and general store management activities incurred prior to the opening of new stores.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

  Long-Lived Assets. The Company evaluates whether events and circumstances have occurred that indicate revision to the remaining useful lives or the remaining balances of long-lived assets may be appropriate. Such events and circumstances include, but are not limited to, a change in business strategy or a change in current and long-term projected operating performance. When factors indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of such asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the asset.

  Revenue Recognition. Revenue from Company stores is recognized in the period during which related food and beverage products are sold. Royalties are recognized in the same period that related franchise store revenue is generated. Revenue derived from initial franchise fees and area development fees is recognized when the franchise store opens. Real estate fees are recognized as earned, and lease income is recognized over the life of the lease on a straight-line basis. Interest income is recognized as earned. The components of royalties and franchise-related fees are as follows (in thousands of dollars):

                                                                              FISCAL PERIOD OR YEAR
                                                                                       ENDED
                                                                            -----------------------------
                                                                             DECEMBER 31,    DECEMBER 29,
                                                                                 1995            1996
                                                                            --------------  -------------
     Initial franchise and area development fees..........................    $        520    $    12,140
     Royalties............................................................              35          6,086
     Real estate fees and lease income....................................               -          1,564
     Other................................................................             116            128
                                                                            --------------  -------------
     Total royalties and franchise related fees...........................    $        671    $    19,918
                                                                            ==============  =============

  Per Share Data. Net income (loss) per common share is computed by dividing net income (loss), adjusted for dividends on Series A preferred stock, by the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Common and equivalent shares include any common stock, options and warrants issued within one year prior to the effective date of the Company's initial public offering, with a price below the initial public offering price. These have been included as common stock equivalents outstanding, reduced by the number of shares of common stock which could be purchased with the proceeds from the assumed exercise of the options and warrants, including tax benefits assumed to be realized.

  Advertising Costs.  Advertising costs are expensed in the period incurred.

  Employee Stock Options. The Company accounts for its employee stock options in accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") are presented in Note 12.

  Employee Benefit Plan. The Company has a 401(k) plan to which the Company makes no contributions.

  Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications. Certain reclassifications have been made to the 1995 amounts to conform with the 1996 presentation.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

3. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT DATA

  Accounts receivable are net of an allowance for doubtful accounts of $81,000 at December 31, 1995. There was no allowance at December 29, 1996.

                                                                   December 31, 1995         DECEMBER 29, 1996
                                                                 -------------------        -------------------
Property and equipment consists of (in thousands of dollars):
   Land.......................................................            $      123           $            118
   Buildings and improvements.................................                   366                        384
   Development in progress....................................                 1,212                      1,449
   Leasehold improvements.....................................                10,505                      9,763
   Furniture, fixtures and equipment..........................                 7,544                     17,962
   Pre-opening expenses.......................................                   401                          -
                                                                 -------------------        -------------------
                                                                              20,151                     29,676
   Less: Accumulated depreciation and amortization                              (741)                    (1,463)
                                                                 -------------------        -------------------
    Total property and equipment, net                                     $   19,410           $         28,213
                                                                 ===================        ===================

    Included in furniture, fixtures and equipment are $14.9 million (net of accumulated depreciation of approximately $860,000) of assets leased to others at December 29, 1996.

  Goodwill, trademarks, and recipes are reported net of accumulated amortization of $2.2 million, $584,000, and $484,000, respectively, as of December 29, 1996. Goodwill is net of accumulated amortization of $269,000 as of December 31, 1995.

                                                                  DECEMBER 31, 1995          DECEMBER 29, 1996
                                                               ---------------------        -------------------
Accrued expenses consist of (in thousands of dollars):
   Accrued payroll and  fringe benefits....................            $        876            $            871
   Accrued interest........................................                     325                          17
   Accrued other...........................................                   1,767                       2,727
                                                               --------------------         -------------------
    Total accrued expenses.................................            $      2,968            $          3,615
                                                               ====================         ===================


                                                                            FISCAL PERIOD OR YEAR ENDED
                                                                  ---------------------------------------------
                                                                    DECEMBER 31, 1995        DECEMBER 29, 1996
                                                                  ----------------------    -------------------
Interest expense, net consists of (in thousands of dollars):
  Interest expense..........................................              $       (1,432)      $         (6,950)
  Interest income...........................................                         151                    689
                                                                  ----------------------    -------------------
       Total interest expense, net..........................              $       (1,281)      $         (6,261)
                                                                  ======================    ===================

4. ACQUISITIONS

  In 1995, the Company acquired four regional bagel companies. In March 1995, the acquisitions included Brackman Brothers, Inc., for which the Company issued 573,750 shares of common stock valued at $5.88 per share and other marketable equity securities with a value of $8.3 million, Bagel & Bagel, Inc., for which the Company issued 573,750 shares of common stock valued at $5.88 per share and other marketable equity securities with a value of $5.5 million, and Offerdahl's Bagel Gourmet, Inc., for which the Company issued 811,625 shares of common stock valued at $5.88 per share and other marketable equity securities with a value of $5.6 million. In August 1995, the Company acquired Baltimore Bagel Co. ("Baltimore Bagel"), for which the Company issued 6,250 shares of Series A preferred stock with a value of $7.8

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES million and other marketable equity securities with a value of $4.0 million. Pursuant to the acquisitions, the Company agreed to repurchase up to 1,721,250 shares of the common stock under certain circumstances (see Note 12). The acquisitions have been accounted for as purchases, and, accordingly, the purchase prices were allocated to assets (both tangible and intangible) and liabilities based upon their fair values at the dates of the acquisitions. The total purchase price for these four companies, including assumption of liabilities, was $51.1 million, of which $21.2 million was allocated to trademarks (amortized over a 35-year life), $5.4 million was allocated to recipes (amortized over a 10-year life) and $14.0 million was allocated to goodwill (amortized over a 35-year life). Such assets were identified by management based upon its evaluation of the businesses acquired. The allocation of the purchase price to trademarks and recipes was based upon a royalty savings methodology which determines the present value of the stream of royalties which the Company believes an independent third party would be willing to pay to obtain the use of such trademarks and recipes. The estimated useful life for these assets was based upon various factors which existed at the time of the acquisitions, including the anticipated periods of benefit to be derived from the utilization of such assets in connection with executing a regional brand business strategy, increasing consumer demand for bagel products, the lack of a competitor with national brand awareness, the lack of regulatory limitations on the potential useful lives of such assets, the absence of any inherent or technological obsolescence for such assets, and in the case of trademarks, the long-lived nature of a primary brand name in the consumer marketplace. Subsequent to these acquisitions, management launched a project which resulted in the development of the Einstein Bros. Bagels brand and store, at which time management determined it would discontinue the use of the acquired trademarks and recipes. Consequently, this change in business strategy resulted in an impairment of these intangible assets, and, accordingly, the assets were written down to their fair market values, resulting in a write-off of $26.6 million in 1995.

  In February 1996, the Company acquired all of the outstanding capital stock of Noah's New York Bagels, Inc. for approximately $100.9 million. The acquisition has been accounted for as a purchase, and, accordingly, the purchase price was allocated to assets (both tangible and intangible) and liabilities based upon an evaluation of their fair values at the date of the acquisition. Of the total purchase price, $22.1 million was allocated to trademarks (amortized over a 35-year life), $5.2 million was allocated to recipes (amortized over a 10-year life) and $56.3 million was allocated to goodwill (amortized over a 35-year life). Such assets were identified by management based upon its evaluation of the business acquired. The allocation of the purchase price to trademarks and recipes was based upon the royalty savings methodology described in the preceding paragraph.

  The financial statements include the results of operations for the acquired entities from their dates of acquisition. The following represents the unaudited pro forma results of operations as if all of the purchase transactions described above had occurred at the beginning of the periods presented (in thousands of dollars, except per share data):

                                           December 31,  December 29,
                                               1995          1996
                                           ------------  ------------
          Revenue.........................   $ 70,388      $65,011
          Net income (loss)...............    (56,236)       3,825
          Net income (loss) per share.....      (5.82)        0.16

  The pro forma information given above does not purport to be indicative of the results that actually would have been reported if the transactions had occurred at the beginning of the periods presented and is not intended to be a projection of future results or trends.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  Cash and Cash Equivalents. The carrying value approximates fair value due to the length of maturity of the investments.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

  Notes Receivable. The estimated fair value of notes receivable (Notes 6 and 11), including the conversion option, is based on the discounted value of future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

  Convertible Debt. The estimated fair value of convertible debt, including the conversion option, is based on the discounted value of future payments using the current rate at which similar loans would be made to companies with similar credit ratings.

  Repurchase Common Stock Shares. The estimated fair value of common stock subject to repurchase by the Company is based on the price of other common stock transactions near December 31, 1995.

  Series A Preferred Stock. The estimated fair value of Series A preferred stock is based on the discounted value of future cash flows using interest rates which would be applicable to similar instruments held in companies with similar credit ratings.

  The estimated fair values of the Company's financial instruments are as follows (in thousands of dollars):

                                                                       DECEMBER 31, 1995               DECEMBER 29, 1996
                                                             ------------------------------------   --------------------------
                                                                  CARRYING               FAIR           CARRYING        FAIR
                                                                   AMOUNT               VALUE            AMOUNT        VALUE
                                                             -------------------  ----------------  ------------   -----------
  Cash and cash equivalents...............................               $ 5,368           $ 5,368      $ 50,741       $ 50,741
  Notes receivable........................................                 7,267             7,267       146,087        146,087
  Convertible debt........................................                40,000            40,000             -              -
  Repurchase common stock shares..........................                11,062            11,142             -              -
  Series A preferred stock................................                 7,813             7,813             -              -

6. NOTES RECEIVABLE

   The following table summarizes the primary components of notes receivable (in thousands of dollars):

                                                                  DECEMBER 31,     DECEMBER 29,
                                                                     1995             1996
                                                            ------------------  ---------------
   Due from area developers (Note 11)..................                $ 3,538         $140,754
   Notes receivable from stockholder...................                  1,888            3,437
   Term loans..........................................                  1,108            1,496
   Other...............................................                    733              400
                                                          --------------------  ---------------
                                                                       $ 7,267         $146,087
                                                          ====================  ===============

  Notes receivable from stockholder bear interest at the applicable reference rate of Bank of America Illinois ("Reference Rate") plus 1%. Principal and interest are due April 2001. The notes are collateralized by various assets.

  Term loans bear interest at the Reference Rate plus 1%. Principal is due in annual installments with balloon payments required on various dates through 2001. The loans are collateralized by various assets.

7. DEBT

  The Company has a secured revolving credit facility providing for borrowings of up to $45.0 million through April 30, 1998. Borrowings under the facility may be either floating rate loans with interest at the Reference Rate plus applicable margin or, eurodollar rate loans with interest at the eurodollar rate plus applicable margin. In addition, a commitment fee of .5% of the average daily unused portion of the loan is required. The facility contains covenants that, among other things, restrict other borrowings, prohibit cash dividends, and require maintenance of specified cash flow ratios, store-level sales,

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES and minimum capital levels. The facility is collateralized by substantially all of the assets of the Company. As of December 29, 1996, no balance was outstanding under the facility.

  The Company also has an unsecured non-convertible revolving credit facility from Boston Chicken, Inc. ("Boston Chicken") providing for borrowings of up to $50.0 million through June 15, 2003. The facility bears interest at the Reference Rate plus applicable margin. As of December 29, 1996, there was no balance outstanding under the facility.

8. INCOME TAXES

  As of December 29, 1996, the Company had cumulative federal and state tax operating loss carryforwards available to reduce future taxable income of approximately $17.0 million which begin to expire in 2010.

  The primary components that comprise deferred tax assets and liabilities are as follows (in thousands of dollars):

                                                 DECEMBER 31, 1995   DECEMBER 29, 1996
                                               -------------------  ------------------
Deferred tax assets:
   Accounts payable and accrued expenses.....              $   218            $    199
   Deferred franchise revenue................                  355               3,551
   Other noncurrent liabilities..............                  220                 226
   Write-off of intangible assets that
    are amortizable for tax..................                2,017               1,582
   Net operating loss carryforwards..........                4,104               6,648
   Other.....................................                1,380                  63
                                               -------------------  ------------------
       Total deferred tax assets.............                8,294              12,269

Deferred tax liabilities:
   Property and equipment....................                 (489)             (1,335)
   Other assets..............................                 (116)               (652)
                                               -------------------  ------------------
       Total deferred tax liabilities........                 (605)             (1,987)
                                               -------------------  ------------------
       Net deferred tax assets...............                7,689              10,282
   Valuation allowance.......................               (7,689)            (10,282)
                                               -------------------  ------------------
   Net deferred tax assets...................              $     -            $      -
                                               ===================  ==================

  The increase in the valuation allowance of $2,593,000 from December 31, 1995 to December 29, 1996 is due to uncertainty regarding the realization of the related tax benefits. The difference between the Company's actual tax provision and the tax provision that would result from applying the statutory federal income tax rate to income before income taxes is attributable to the following (in thousands of dollars):

                                                      FISCAL YEAR ENDED
                                                      DECEMBER 29, 1996
                                                      -----------------
Income tax expense at statutory rate..................          $ 1,997
State taxes, net of federal benefit...................              228
Permanent difference related to goodwill..............            1,138
Change of valuation allowance.........................           (3,363)
                                                      -----------------
Provision for income taxes............................          $     -
                                                      =================

9. NATIONAL AND LOCAL ADVERTISING FUNDS

  The Company administers a National Advertising Fund (the "Fund") to which stores make contributions based on individual franchise agreements (2% of base revenue). Collected amounts are spent primarily on developing marketing and advertising materials for use systemwide. In addition, the Company maintains Local Advertising Funds ("LAFs") that

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES provide comprehensive advertising and sales promotion support for stores in particular markets. Contributions are made by all stores (a minimum of 4% of net revenue). The Company disburses funds and accounts for all transactions related to the Fund and LAFs. Such amounts are not segregated from the cash resources of the Company; however, consistent with Statement of Financial Accounting Standards No. 45 "Accounting for Franchise Fee Revenue", such funds are accounted for separately and are not included in the financial statements of the Company because the Company acts only as an agent for its franchisees in placing orders for advertising and paying related invoices out of such accounts.

10.  COMMITMENTS AND CONTINGENCIES

  The Company leases sites for its stores, commissaries, and office space. Lease terms are generally five years with two or three five-year renewal options. The Company also subleases sites to its area developers. The sublease terms to area developers are negotiated at arm's length on commercially reasonable terms. The Company is contingently liable for all lease costs including common area maintenance charges. Most of the leases contain escalation clauses and common area maintenance charges.

  The following is a schedule of future minimum rental payments which are required under operating leases that have initial or remaining noncancellable lease terms in excess of one year, sublease proceeds, and rental receipts due under leases on equipment owned by the Company as of December 29, 1996 (in thousands of dollars):

                                                                                   MINIMUM
                                                                               RENTAL RECEIPTS
                                                                                     ON
                                       MINIMUM      SUBLEASE    NET MINIMUM    EQUIPMENT OWNED
                                   RENTAL PAYMENTS  PROCEEDS  RENTAL PAYMENTS  BY THE COMPANY
                                   ---------------  --------  ---------------  ---------------
1997..............................         $14,085   $13,139           $  946           $1,279
1998..............................          13,436    12,686              750            1,278
1999..............................          12,892    12,232              660            1,276
2000..............................          11,952    11,395              557            1,284
2001..............................           9,130     8,627              503            1,273
Thereafter........................          36,573    30,704            5,869            2,076
                                   ---------------   -------  ---------------  ---------------
                                           $98,068   $88,783           $9,285           $8,466
                                   ===============   =======  ===============  ===============

  Rental expense, net of sublease income, under operating leases was approximately $1,909,000 and $1,601,000 for the period from March 24, 1995 (inception) through December 31, 1995 and for the fiscal year ended December 29, 1996, respectively.

  As of December 29, 1996, Bagel Store Development Funding, L.L.C. ("Bagel Funding") had invested a total of $70.2 million in the common equity of the Company's area developers. At December 29, 1996, the Company was the manager of Bagel Funding. Bagel Funding has the right to require each area developer to redeem Bagel Funding's equity interest in an area developer at a pre-determined formula price based on the store level cash flow of the area developer in the event that (i) the Company acquires a majority equity interest in the area developer pursuant to the exercise of its conversion or option rights under the area developer's secured loan agreement; (ii) the Company does not consent to the area developer's request to undertake a firm commitment underwritten public offering after the Company's conversion and option rights under its loan agreement with the area developer have expired unexercised; or (iii) the Company does not consent to the area developer's request to terminate the area developer's area development and franchise agreements with the Company after the Company's conversion and option rights under its loan agreement with the area developer have expired unexercised. In the event the area developer does not redeem Bagel Funding's equity interest when required to do so, the Company will be obligated to purchase from Bagel Funding its equity interest in the area developer at the same price applicable to the area developer.

  The Company has entered into a supply agreement relating to the purchase of certain minimum levels of cream cheese, which expires in October 2000, or earlier in certain circumstances. The agreement requires the Company, its subsidiaries,

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES area developers and other authorized purchasers to purchase the lesser of 160,000 pounds of cream cheese per week or 60% of their requirements for cream cheese (excluding certain requirements that may be satisfied through other commitments and certain requirements of acquired companies). The price per pound is determined over the term of the contract based upon production costs.

  The Company has become subject to various lawsuits, claims and other legal matters in the course of conducting its business. The Company believes that the outcome of such lawsuits, claims and other legal matters will not have a material impact on the Company's financial position or results of operations.

11.  AREA DEVELOPER FINANCING

  The Company currently offers partial financing to its area developers for use in expansion of their operations. The maximum loan amount is established to give the Company majority ownership of the area developer upon conversion (or option exercise, as described further below) provided the Company exercises its right to participate in any intervening financing of the area developer. Area developer financing requires the developer to expend at least 75% of its contributed capital toward developing stores prior to drawing on the revolving loan facility provided by the Company, with draws permitted during a three-year draw period in a predetermined maximum amount generally equal to four times the amount of the area developer's equity capital. Upon expiration of the draw period, the loan converts to an amortizing term loan payable over five years in periodic installments, with a final balloon payment. The Company may extend the draw and repayment periods, subject to the area developer purchasing additional development rights, contributing additional capital, or in connection with other amendments to the loan agreement. Interest is set at the Reference Rate from time to time (8.25% at December 29, 1996 and an average rate of 8.27% for 1996) plus 1%, and is payable each four-week period. The loan is secured by a pledge of substantially all of the assets of the area developer.

  (a) Loan Conversion Option

  All or any portion of the loan amount may be converted at the Company's election at any time after the expiration of a specified moratorium period (generally two years) and after the area developer has completed not less than 80% of its area development commitment or in the event of certain defaults into equity in the area developer at the conversion price set forth in such loan agreement, which is at a premium over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement. To the extent such loan is not fully drawn or has been drawn and repaid, the Company has a corresponding option to acquire at the loan conversion price the amount of additional equity it could have acquired by conversion of the loan had it been fully drawn.

  There can be no assurance the Company will convert any loan amount or exercise its option at such time as it may be permitted to do so and, if it does convert or exercise its option, that such conversion or option exercise will result in a majority interest in such area developer.

  (b) Commitments to Extend Area Developer Financing

  The following table summarizes credit commitments for area developer financing (in thousands of dollars, except number of area developers):

                                          DECEMBER 31,   DECEMBER 29,
                                              1995           1996
                                         -------------- --------------
Number of area developers receiving
 financing.............................              2             11
Loan commitments.......................       $ 16,000      $ 283,200
Unused loans...........................        (12,462)      (142,446)
                                              --------      ---------
Loans outstanding (included in Notes
 Receivable)...........................       $  3,538      $ 140,754
                                              ========      =========

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

  The following table summarizes area developer financing activity of the Company during 1995 and 1996 (in thousands of dollars):

                                            1995       1996
                                         ---------  ---------
Area developer loan balances,
   beginning of period..................  $     -    $  3,538
Loan advances...........................    7,369     206,762
Loan repayments.........................   (3,831)    (69,546)
                                        ----------   --------
Area developer loan balances,
   end of year..........................  $ 3,538    $140,754
                                        ==========   ========

  The principal maturities on the aforementioned notes receivable are as follows
   (in thousands of dollars):

1998....................................             $    375
1999....................................                9,582
2000....................................               14,075
2001....................................               14,075
Thereafter..............................              102,647
                                                 ------------
                                                     $140,754
                                                 ============

  (c) Credit Risk and Allowance for Loan Losses

  Five of the Company's area developers accounted for 21%, 17%, 15%, 10% and 10% of the area developers' notes receivable balance at December 29, 1996, and no other area developer of the Company individually accounted for 10% or more of such notes receivable balance as of such date.

  The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of each area developer's use of loan proceeds, stage of development, adherence to its store development schedule, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions, and other factors which management deems relevant at the time. Based upon this review and analysis, no allowance was required as of December 31, 1995 or December 29, 1996.

  The following table sets forth certain aggregate financial information, as of the dates indicated, provided by financed area developers (in thousands, except number of area developers and store data):

                                                 DECEMBER 31,  DECEMBER 29,
                                                     1995          1996
                                               --------------  ------------
Total number of area developers..............               2            11
Total number of area developer
  stores open................................              13           301
Total gross assets...........................          $9,262      $220,015
Total debt:
  To the Company.............................           3,538       140,754
  To third parties...........................               -             -
Total partner/member equity..................           2,676        33,847

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

12.  STOCKHOLDERS' EQUITY

  Common Stock. On July 8, 1996, the Company effected a 225-for-one split of the Company's common stock in the form of a stock dividend. Per share amounts, the number of common shares and capital accounts have been restated to give retroactive effect to the stock split.

  The Company issued 3,536,361 shares of common stock at the time of its formation, which provided net proceeds of approximately $20.8 million.

  In June 1996, Boston Chicken converted its $120.0 million loan to the Company into 15,307,421 shares of common stock.

  In August 1996, the Company completed an underwritten initial offering of 3,105,000 shares of its common stock to the public, a concurrent non-underwritten public offering of 425,000 shares of its common stock and a concurrent private placement of 2,000,000 shares of its common stock to Boston Chicken raising aggregate net proceeds of approximately $86.0 million.

  In December 1996, the Company completed an additional underwritten offering of 2,640,000 shares of its common stock to the public and a concurrent non-underwritten public offering of 500,000 shares to Boston Chicken. The aggregate net proceeds of these offerings were approximately $88.6 million.

  Preferred Stock. In connection with the acquisition of the net assets of Baltimore Bagel, the Company issued 6,250 shares of Series A preferred stock. The Series A preferred stock had a liquidation preference of $1,000 per share, paid annual dividends of $60 per share, and was automatically convertible into common stock of the Company upon closing of its initial public offering, with the number of shares of common stock received being equal to $1,000 plus accrued and unpaid dividends divided by 80% of the gross offering price per share to the public. The total number of shares of common stock issued on conversion was 465,829.

  Repurchase Common Stock Shares.  Pursuant to the purchase agreements (see Note
4), the Company had agreed that, in the event it had not completed an initial public offering of its common stock resulting in gross proceeds of at least $15.0 million by specified dates or if Boston Chicken's ownership of, or right to acquire an ownership interest in, the Company's common stock fell below 25%, the holders of common stock subject to repurchase by the Company could require the Company to redeem such shares of common stock at their fair market value, but not less than a specific floor price per share. In 1996, as a result of the completion of an initial public offering of common stock, the repurchase obligation was eliminated, resulting in such shares being reclassified to stockholders' equity.

  Warrants. The Company sold warrants to purchase 1,012,500 shares of common stock of the Company to Bagel Funding. The warrants have an exercise price of $6.47 per share and expire in 2000. In 1996, the Company also sold or issued warrants to purchase an aggregate of 1,252,425 shares of common stock of the Company to other third parties at exercise prices ranging from $6.47 to $11.58 per share. The warrants expire at various dates through 2001.

  Stock Option Plans. The Company has a stock option plan (the "Plan") under which options to purchase up to 5,500,000 shares of common stock may be granted to certain employees and officers of, and consultants to, the Company. The option price is equal to the fair market value of the stock on the date of the grant and each option has a term of ten years. Options granted under the Plan generally vest at a rate of 10% at the end of the first year, an additional 20% at the end of the second year, an additional 30% at the end of the third year, and the balance vesting at the end of the fourth year from the date of the grant.

  The Company also has a non-employee directors stock option plan (the "Directors Plan"), under which options to purchase up to 100,000 shares of the common stock of the Company may be granted to directors of the Company who are not officers or employees of the Company. Under the terms of the Directors Plan, the Company automatically grants to

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES each such director, upon election or re-election as a director of the Company, options to purchase shares having a fair market value of $50,000 at the date of the grant, except that initial grants under the Directors Plan were made on the date the Directors Plan was adopted by the Company's board of directors.
Options are granted at a price equal to the fair market value of the stock on the date of grant, become exercisable after the end of one year from the date of grant and have a term of ten years from the date of grant. The options are subject to termination should the optionee's service as a director of the Company terminate. At December 29, 1996, 12,954 shares had been granted under the Directors Plan, at an exercise price of $11.58 per share.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no employee compensation expense has been recognized for the Company's stock option plans. Had employee compensation expense for the Company's plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and net income per common and equivalent share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                     1995      1996
                                                                  ---------  ---------
     Net income (loss) - as reported...........................   $(43,716)    $5,707
     Net income (loss) - pro forma.............................    (44,395)     3,188
     Net income (loss) per common and equivalent share -
        as reported............................................      (4.54)      0.25
     Net income (loss) per common and equivalent
        share - pro forma......................................      (4.97)      0.14

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                          1995          1996
                                                                      ------------   -----------
     Expected volatility.......................................          38.0%          37.1%
     Risk-free interest rate...................................           6.8%           6.3%
     Expected lives............................................           5 years        5 years
     Dividend yield............................................           0              0

     Activity under the option plans through December 29, 1996 was as follows:

                                                                                                   WEIGHTED
                                                                                                    AVERAGE
                                                                                                    OPTION
                                                                               NUMBER OF             PRICE
                                                                                SHARES             PER SHARE
                                                                          -------------------  ------------------
     Granted..................................................                 2,090,248               $5.93
     Canceled.................................................                   (16,778)               5.88
                                                                          -------------------  ------------------
     Outstanding as of December 31, 1995......................                 2,073,470                5.93
       Granted................................................                 1,959,165                7.94
       Exercised..............................................                  (353,096)               6.03
       Canceled...............................................                  (201,464)               7.27
                                                                          -------------------  ------------------
     Outstanding as of December 29, 1996......................                 3,478,075               $6.87
                                                                          ===================  ==================
     Exercisable as of December 29, 1996......................                   275,824               $5.93
                                                                          ===================  ==================

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

Information on options outstanding at December 29, 1996 is as follows:

                                                                                        OPTIONS EXERCISABLE
                                                      WEIGHTED                      ----------------------------
                                                       AVERAGE
                                                      REMAINING       WEIGHTED                       WEIGHTED
                     RANGE OF            NUMBER      CONTRACTUAL      AVERAGE         NUMBER         AVERAGE
                  EXERCISE PRICE      OF OPTIONS    LIFE (YEARS)   EXERCISE PRICE   OF OPTIONS   EXERCISE PRICE
                -----------------    ------------  -------------- ---------------- ------------ ----------------
                      $5.88            1,616,739            8.46           $ 5.88      257,700           $5.88
                 6.01  -   9.00        1,433,755            9.04             6.58       18,124            6.54
                9.01   -  12.00          417,411            9.41            11.36            -               -
               12.01   -  15.00            8,109            9.58            15.00            -               -
               27.01   -  30.00              685            9.70            29.13            -               -
               30.01   -  33.00            1,376            9.76            32.63            -               -
                                     ------------  -------------- ---------------- ------------ ----------------
                     Total             3,478,075            8.81           $ 6.87      275,824           $5.93
                                     ============  ============== ================ ============ ================

     Boston Chicken Option. The Company has granted to Boston Chicken an option (the "BCI Option") to purchase such number of shares of the Company's common stock as will permit Boston Chicken to maintain ownership of shares of common stock having up to 52% of the voting power of all of the outstanding shares of the capital stock of the Company having the power generally to vote in the election of directors. The terms of the BCI Option provide that certain shares of the Company's common stock owned by Boston Chicken are excluded in determining the percentage ownership of the voting stock of the Company owned by Boston Chicken for purposes of BCI Option. As of December 29, 1996, Boston Chicken had the right under the BCI Option to purchase 416,407 shares of the Company's common stock at a weighted average price of $28.61.

     As of December 29, 1996, the Company had 6,878,449 shares of common stock reserved for issuance upon exercise of options and warrants.

13.  RELATED PARTY TRANSACTIONS

     Boston Chicken is the majority shareholder of the Company. For the Company's 1995 fiscal year, the Company paid to Boston Chicken approximately $1.2 million for the purchase of furniture, equipment and other miscellaneous assets, and the Company paid to Boston Chicken amounts aggregating approximately $3.0 million and $10.2 million in fiscal 1995 and 1996, respectively, for software license, software maintenance, real estate, financial advisory and accounting fees, and interest.

     Certain officers and directors of the Company and Boston Chicken are investors in Bagel Funding and had invested an aggregate of $15.2 million in Bagel Funding at December 29, 1996. The Company is the manager of Bagel Funding but has no equity interest in Bagel Funding. Bagel Funding paid $500,000 to the Company in its capacity as manager during 1996.

     Certain directors and officers and members of their families have a direct or indirect equity interest in the Company's area developers. The Company received fees and other payments from these entities aggregating approximately $2.3 million and $33.0 million in fiscal 1995 and 1996, respectively, for area development, real estate, software maintenance, franchise, royalty, miscellaneous fees, interest and deposits. The Company has also sold to these entities, stores, inventory, equipment and other miscellaneous net assets for which it received approximately $5.5 million and $49.9 million in fiscal 1995 and 1996, respectively.

     During fiscal 1995 and 1996, the Company paid approximately $86,000 and $98,000, respectively, to Bowana Aviation, Inc. ("Bowana") for the Company's use of aircraft owned by Bowana. A director and a member of his family (both

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES stockholders of the Company) own Bowana. The Company believes that the amounts charged by Bowana are at rates at least comparable to those charged by unaffiliated third parties.

14.  SUBSEQUENT EVENT

     On March 24, 1997, the Company sold the 16 remaining Company stores and related assets to Sunbelt Bagels, L.L.C., a newly-formed area developer for approximately $3.3 million. No material gain or loss resulted from this sale.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Einstein/Noah Bagel Corp.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Einstein/Noah Bagel Corp. and subsidiaries as of December 31, 1995 and December 29, 1996, and for the period from March 24, 1995 (inception) through December 31, 1995, and for the fiscal year ended December 29, 1996 included in this Form 10-K, and have issued our report thereon dated March 24, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in Part IV, Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Denver, Colorado
March 24, 1997

                                                                     SCHEDULE II

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                           Balance     Additions      Deductions
                                             at        charged to        for         Balance
                                          beginning    costs and       accounts     at end of
Classifications                           of period     expenses     written-off     period
--------------------------------------    ---------    ----------    -----------    ---------
Fiscal year ended December 29, 1996:
 Allowance for Doubtful Accounts......     $ 81,000     $       -     $ (81,000)    $       -
Period ended December 31, 1995:
 Allowance for Doubtful Accounts.......           -        81,000             -        81,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors. The information appearing under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 13, 1997 (the "Proxy Statement") is incorporated herein by reference.

     Executive Officers. Information with respect to executive officers of the Company is set forth under the caption "Executive Officers" in Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information appearing under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the caption "Principal Stockholders and Securities Ownership of Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the captions "Certain Transactions" and "Relationship with Boston Chicken" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules and Exhibits

     1. The Company's Consolidated Financial Statements are set forth in Part II, Item 8.

          A.  Report of Independent Public Accountants (Arthur Andersen LLP);
          B. Consolidated Balance Sheets at December 31, 1995 and December 29, 1996;
          C. Consolidated Statements of Operations for the period from March 24, 1995 (inception) through December 31, 1995 and the fiscal year ended December 29, 1996;
          D. Consolidated Statements of Stockholders' Equity for the period from March 24, 1995 (inception) through December 31, 1995 and the fiscal year ended December 29, 1996;
          E. Consolidated Statements of Cash Flows for the period from March 24, 1995 (inception) through December 31, 1995 and the fiscal year ended December 29, 1996; and
          F.  Notes to Consolidated Financial Statements.

     2.     The following schedules are set forth in Part II, Item 8.

            A. Report of Independent Public Accountants (Arthur Andersen LLP);
               and
            B. Schedule II - Valuation and Qualifying Accounts.

     3.     Exhibits

     The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

     (i)    The Company's Amended and Restated 1995 Stock Option Plan.

     (ii)   The Company's 1996 Stock Option Plan for Non-Employee Directors.

     (iii) Letter Agreement dated April 5, 1996 between Mark R. Goldston and the Company.

     (iv) Letter Agreement dated as of September 23, 1996 terminating the Employment Agreement dated March 31, 1995 between the Company and John A. Offerdahl.

     (v) Consulting Agreement dated as of July 1, 1996 between Kyle T. Craig and the Company.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1997
                                    Einstein/Noah Bagel Corp.

                                    By: /s/ MARK R. GOLDSTON
                                       --------------------------------
                                    Name:    Mark R. Goldston
                                    Title:   President and
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 1997.

            Signature                              Title
            ---------                              -----
      /s/ MARK R. GOLDSTON              President, Chief Executive Officer
----------------------------------
           Mark R. Goldston               and Director (Principal Executive
                                          Officer)

      /s/ SCOTT A. BECK                 Director
----------------------------------
           Scott A. Beck

      /s/ DAVID G. STANCHAK             Director
----------------------------------
           David G. Stanchak

      /s/ KYLE T. CRAIG                 Director
----------------------------------
           Kyle T. Craig

      /s/ M. LAIRD KOLDYKE              Director
----------------------------------
           M. Laird Koldyke

      /s/ GAIL A. LOZOFF                Director
----------------------------------
           Gail A. Lozoff

      /s/ JOHN H. MUEHLSTEIN, JR.       Director
----------------------------------
           John H. Muehlstein, Jr.

      /s/ JOHN A. OFFERDAHL             Director
----------------------------------
           John A. Offerdahl

      /s/ LLOYD D. RUTH                 Director
----------------------------------
           Lloyd D. Ruth

      /s/ W. ERIC CARLBORG              Senior Vice President - Finance
----------------------------------
           W. Eric Carlborg               (Principal Financial Officer)

      /s/ THEODORE P. HEININGER         Vice President - Controller
----------------------------------
           Theodore P. Heininger          (Principal Accounting Officer)

                                   EXHIBITS

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT+                            PAGE
---------  ---------------------------------------------------------------------  --------
    2      Merger Agreement dated as of January 22, 1996, as amended, among the
           Company, NNYB Acquisition Corporation, Noah's New York Bagels, Inc.
           ("Noah's"), and the shareholders and optionholders of Noah's (the
           "Noah's Agreement") (incorporated by reference to Exhibit 2.5 to the
           Company's Registration Statement on Form S-1 (Registration No. 333-
           04725)).

   3.1 Restated Certificate of Incorporation of the Company ("Certificate of Incorporation") (incorporated by reference to Exhibit 3 to the Company's quarterly report for the quarter ended October 6, 1996).

   3.2 Amended and Restated Bylaws of the Company ("Bylaws") (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-04725)).

   4.1     Certificate of Incorporation (included in Exhibit 3.1).

   4.2     Bylaws (included in Exhibit 3.2).

   4.3     Certificate representing Common Stock (incorporated by reference to
           Exhibit 4.3 to the Company's Registration Statement on Form S-1
           (Registration No. 333-04725)).

   4.4     Amended and Restated Registration Rights Agreement dated February 1,
           1996 by and among the Company and certain stockholders of the Company
           (incorporated by reference to Exhibit 4.4 to the Company's
           Registration Statement on Form S-1 (Registration No. 333-04725)).

   4.5     Concurrent Private Placement Agreement dated August 1, 1996 between
           Boston Chicken, Inc. ("Boston Chicken") and the Company (incorporated by reference to Exhibit 10.3 to Boston Chicken's quarterly report on Form 10-Q for the quarter ended July 14, 1996).

   4.6 Registration Agreement dated August 1, 1996 between Boston Chicken and the Company (incorporated by reference to Exhibit 10.3 to Boston
           Chicken's quarterly report on Form 10-Q for the quarter ended July
           14, 1996).

__________
+ In case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802.

                                   Exhibit 1

  EXHIBIT
  NUMBER                          DESCRIPTION OF EXHIBIT+                           PAGE
----------   ------------------------------------------------------------------   -------
   4.7       Concurrent Offering Purchase Agreement dated November 26, 1996 between Boston Chicken and the Company ("Concurrent Offering
             Purchase Agreement") (incorporated by reference to Exhibit 10.41 to Boston Chicken's 1996 annual report on Form 10-K).

   4.8 Registration Rights Agreement dated February 24, 1997 by and between the Company and Alamo Bagels, L.P.

  10.1(a)    Amended and Restated Loan Agreement dated May 17, 1996 between
             Boston Chicken and the Company (the "Loan Agreement") (incorporated by reference to Exhibit 10.1(a) to the Company's Registration
             Statement on Form S-1 (Registration No. 333-04725)).

  10.1(b)    First Amendment to the Loan Agreement dated July 19, 1996
             (incorporated by reference to Exhibit 10.1(b) to the Company's
             Registration Statement on Form S-1 (Registration No. 333-04725)).

  10.1(c)    Second Amendment to the Loan Agreement dated September 16, 1996
             (incorporated by reference to Exhibit 10.1(c) to the Company's
             Registration Statement on Form S-1 (Registration No. 333-12395)).

  10.2       Concurrent Private Placement Agreement dated August 1, 1996 between
             Boston Chicken and the Company (included in Exhibit 4.5).

  10.3(a) Secured Demand Note of the Company dated January 30, 1996 payable to Boston Chicken ("Secured Demand Note") (incorporated by reference to Exhibit 10.23(d) to Boston Chicken's 1995 annual report on Form 10-K).

  10.3(b)    First Amendment to Secured Demand Note dated as of March 7, 1996
             (incorporated by reference to Exhibit 10.3(b) to the Company's
             Registration Statement on Form S-1 (Registration No. 333-04725)).

  10.3(c)    Second Amendment to Secured Demand Note dated as of September 16,
             1996 (included in Exhibit 10.1(c)).

  10.4       Noah's Agreement (included in Exhibit 2).

__________
+ In case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802.

                                   Exhibit 2

  EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBIT+                            PAGE
-----------   --------------------------------------------------------------------  --------
  10.5(a)     Secured Credit Agreement dated as of May 17, 1996 among the
              Company, the Lenders named therein, and Bank of America Illinois, as Agent ("Secured Credit Agreement") (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-
              1 (Registration No. 333-04725)).

  10.5(b)     First Amendment and Waiver to Secured Credit Agreement dated
              August 27, 1996 (incorporated by reference to Exhibit 10.9(b) to the Company's Registration Statement on Form S-1 (Registration
              No. 333-12395)).

  10.6        The Company's Amended and Restated 1995 Stock Option Plan
              (incorporated by reference to Exhibit 10.10 to the Company's
              Registration Statement on Form S-1 (Registration No.
              333-04725)).

  10.7        The Company's 1996 Stock Option Plan for Non-Employee Directors
              (incorporated by reference to Exhibit 10.11 to the Company's
              Registration Statement on Form S-1 (Registration No. 333-04725)).

  10.8(a)     Amended and Restated Accounting and Administration Services
              Agreement dated as of May 28, 1996 between Boston Chicken and the Company (incorporated by reference to Exhibit 10.12(a) to the Company's Registration Statement on Form S-1 (Registration No.
              333-04725)).

  10.8(b)     First Amendment to Amended and Restated Accounting and
              Administration Services Agreement dated as of June 17, 1996 between Boston Chicken and the Company (incorporated by reference to Exhibit 10.12(b) to the Company's Registration Statement on
              Form S-1 (Registration No. 333-04725)).

  10.9 Financial Services Agreement Termination Agreement effective as of May 20, 1996 (incorporated by reference to Exhibit 10.13(c) to the Company's Registration Statement on Form S-1 (Registration
              No. 333-04725)).

  10.10(a)    Amended and Restated Real Estate Services Agreement dated as of
              May 28, 1996 between Boston Chicken and the Company (incorporated by reference to Exhibit 10.14(a) to the Company's Registration
              Statement on Form S-1 (Registration No. 333-04725)).

__________
+ In case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802.

                                   Exhibit 3

  EXHIBIT
  NUMBER                          DESCRIPTION OF EXHIBIT+                            PAGE
----------   -------------------------------------------------------------------   --------
 10.10(b)    Amended and Restated Real Estate Services Agreement Termination
             Agreement dated as of June 17, 1996 between the Company and Boston
             Chicken (incorporated by reference to Exhibit 10.14 (b) to the
             Company's Registration Statement on Form S-1 (Registration No. 333-
             04725)).

 10.11(a)    Amended and Restated Computer and Communications Systems Services
             Agreement dated as of June 17, 1996 between Boston Chicken and the Company (incorporated by reference to Exhibit 10.15(a) to the Company's Registration Statement on Form S-1 (Registration No. 333-
             04725)).

 10.11(b)    First Amendment to the Amended and Restated Computer and
             Communications Systems Services Agreement dated as of June 17, 1996 between Boston Chicken and the Company (incorporated by reference to Exhibit 10.15(b) to the Company's Registration Statement on Form
             S-1 (Registration No. 333-04725)).

 10.12 Letter Agreement dated April 5, 1996 between Mark R. Goldston and the Company (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 333-
             04725)).

 10.13+++ Project and Approved Supplier Agreement dated May 24, 1996 among the Company, Harlan Bagel Supply Company, L.L.C. ("Harlan Bagel
             Supply"), Harlan Bakeries, Inc. ("Harlan Bakeries") and Hal P.
             Harlan, Hugh P. Harlan and Doug H. Harlan (the "Harlans")
             (incorporated by reference to Exhibit 10.24 to the Company's
             Registration Statement on Form S-1 (Registration No. 333-04725)).

 10.14 Option Agreement dated August 27, 1996 among Harlan Bagel Supply, the Harlans and the Company (incorporated by reference to Exhibit
             10.25 to the Company's Registration Statement on Form S-1
             (Registration No. 333-12395)).

 10.15       Right of First Refusal Agreement dated August 27, 1996 among Harlan
             Bakeries, the Harlans and the Company (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1
             (Registration No. 333-12395)).

__________
+ In case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802.
+++ Confidential treatment requested.

                                   Exhibit 4

  EXHIBIT
  NUMBER                         DESCRIPTION OF EXHIBIT+                             PAGE
-----------  ------------------------------------------------------------------    --------
    10.16    Aircraft Dry Leases dated January 16, 1996 between the Company and
             Bowana Aviation, Inc. (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (Registration
             No. 333-04725)).

    10.17    Fourth Amended and Restated Limited Liability Company Agreement of
             Bagel Store Development Funding, L.L.C. ("Bagel Funding") dated as of July 1, 1996 (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (Registration No. 333-
             12395)).

    10.18 Form of agreement between the Company and Bagel Funding relating to the Company's purchase of Bagel Funding's interests in area developers (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 (Registration No. 333-
             04725)).

    10.19    Form of Area Development Agreement between the Company and its Area
             Developers (included in Exhibit 99).

    10.20    Form of Franchise Agreement between the Company and its Area
             Developers (included in Exhibit 99).

    10.21    Form of Secured Loan Agreement between the Company and its Area
             Developers (included in Exhibit 99).

    10.22    Letter Agreement dated as of September 23, 1996 terminating the
             Employment Agreement dated March 31, 1995 between the Company and
             John A. Offerdahl (incorporated by reference to Exhibit 10.3 to the
             Company's quarterly report on Form 10-Q for the quarter ended
             October 6, 1996).

    10.23 Office Lease Agreement dated as of July 1, 1996 between the Company and Boston Chicken (incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1 (Registration No.
             333-04725)).

    10.24 Consulting Agreement dated as of July 1, 1996 between Kyle T. Craig and the Company (incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1 (Registration No. 333-
             04725)).

__________
+ In case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802.

                                   Exhibit 5

   EXHIBIT
   NUMBER                         DESCRIPTION OF EXHIBIT+                           PAGE
------------   ----------------------------------------------------------------   --------
   10.25(a)    Aircraft Dry Sublease and related Letter Agreement dated as of
               July 9, 1996 between the Company and Boston Chicken (incorporated by reference to Exhibit 10.37(a) to the Company's Registration
               Statement on Form S-1 (Registration No. 333-04725)).

   10.25(b)    Aircraft Dry Sublease and related Letter Agreement dated as of
               July 9, 1996 between the Company and Boston Chicken (incorporated by reference to Exhibit 10.37(b) to the Company's Registration
               Statement on Form S-1 (Registration No. 333-04725)).

   10.26       Concurrent Offering Purchase Agreement (included in Exhibit 4.7).

   11          Statement re: Computation of Earnings (Loss) Per Share

   21          Subsidiaries of the Company.

   23.1        Consent of Arthur Andersen LLP with respect to the Audited
               Consolidated Financial Statements of the Company.

   27          Financial Data Schedule.

   99          Uniform Franchise Offering Circular, as amended as of
               September 1, 1996 (incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-1 (Registration
               No. 333-12395)).

__________
+ In case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802.

                                  Exhibit 6