Form 10-K/A
period 1996-12-29
EINSTEIN NOAH BAGEL CORP
filed 1997-05-13
CIK 1007184

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                              TITLE OF EACH CLASS
                              -------------------

                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes: X No:
                                         ---     ---

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

                                    PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  CERTAIN STATEMENTS IN THIS FORM 10-K/A UNDER "ITEM 1. BUSINESS", "ITEM 3. LEGAL PROCEEDINGS", "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AND ELSEWHERE IN THIS FORM 10-K/A, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF EINSTEIN/NOAH BAGEL CORP. (THE "COMPANY"), ITS AREA DEVELOPERS, AND EINSTEIN BROS.(TM) BAGELS STORES AND NOAH'S NEW YORK BAGELS(R) STORES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: COMPETITION; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT AND OPERATING COSTS; AREA DEVELOPERS' ADHERENCE TO DEVELOPMENT SCHEDULES; ADVERTISING AND PROMOTIONAL EFFORTS; BRAND AWARENESS; THE COMPANY'S RELATIONSHIPS WITH, AND THE CONTINUED SUCCESS OF, BOSTON CHICKEN, INC. ("BOSTON CHICKEN"), THE COMPANY'S MAJORITY STOCKHOLDER; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; AVAILABILITY, LOCATIONS, AND TERMS OF SITES FOR STORE DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY AND TERMS OF CAPITAL; FOOD, LABOR, AND EMPLOYEE BENEFITS COSTS; CHANGES IN GOVERNMENT REGULATION; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-K/A. THE SUCCESS OF THE COMPANY IS DEPENDENT ON ITS AREA DEVELOPERS AND THE MANNER IN WHICH THEY OPERATE AND DEVELOP EINSTEIN BROS. BAGELS STORES AND NOAH'S NEW YORK BAGELS STORES.

ITEM 1.  BUSINESS

GENERAL

  The Company franchises specialty retail stores that feature fresh-baked bagels, proprietary cream cheeses, specialty coffees and teas, and creative soups, salads and sandwiches, primarily under the Einstein Bros. Bagels and Noah's New York Bagels brand names. As of April 21, 1997, there were 420 stores in operation systemwide, all of which were operated by area developers financed in part by the Company. Such financing generally permits the Company in certain circumstances to convert its loan into a majority equity interest in the area developer at a premium over the price per unit paid by the investors in the area developer for their equity investments. As of April 21, 1997, the Company had entered into area development agreements that provide for the development of 1,047 additional stores, the majority of which are scheduled to open over the next three years. The Company estimates that there will be between 615 and 665 stores in operation systemwide by the end of 1997. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ABOVE.

  The Company was incorporated in Delaware in February 1995 under the name Progressive Bagel Concepts, Inc. The Company's name was subsequently changed to Einstein/Noah Bagel Corp. in June 1996. The Company's principal executive offices are located at 14123 Denver West Parkway, Golden, Colorado, 80401, and its telephone number is (303) 215-9300.

THE COMPANY'S BRANDS

  The Company has two principal brands. The Einstein Bros. Bagels brand was developed by the Company after it was formed in March 1995. The Noah's New York Bagels brand, which was acquired when the Company acquired Noah's New York Bagels, Inc. ("Noah's") in February 1996, was originally introduced in 1989 in Berkeley, California. As of April 21, 1997, there were 283 Einstein Bros. Bagels stores in 28 states and the District of Columbia, and 102 Noah's New York Bagels stores in California, Washington and Oregon.

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

AREA DEVELOPERS

  General. The Company's strategy of concentrated development of local markets is supported by area developers financed in part by the Company. The Company believes that having a relatively small group of area developers, each led by a management group with substantial multi-unit retail food service experience and short- and long-term incentives tied to performance, is a superior means of achieving market leadership than either Company ownership of all stores or more traditional franchising approaches utilizing a larger number of franchisees.
The Company anticipates that domestic expansion of its brands will be undertaken by its current area developers and is not seeking additional domestic area developers or franchisees.

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

  The Company's success is dependent to a significant extent upon its area developers and the manner in which they develop and operate their stores and manage their organizational and financial resources. The opening and success of stores are dependent on a number of factors, including the availability of suitable sites, the negotiation of acceptable lease or purchase terms for such sites, permitting and regulatory compliance, the ability to meet construction schedules, the ability to hire and train qualified personnel, the financial and other capabilities of the Company and its area developers, and general economic and business conditions. Not all of the foregoing factors are within the control of the Company or its area developers. The financial resources required by the Company's area developers to comply with their area development agreements are dependent upon, among other things, the number and cost of stores developed and store operating results. The cost to develop a store typically ranges from between $240,000 and $625,000. The area developers are expected to finance their capital requirements through borrowings from the Company, equity, debt and lease financing from third parties and internally generated funds. There can be no assurance that area developers will have access to the financial resources necessary to open the number of stores required by their development schedules or will successfully develop or operate stores in their development areas in a manner consistent with the Company's concepts and standards. Because the amount of additional financing that the Company may provide to area developers depends on the amount of funds internally generated by the area developers, the amount of additional equity, debt and lease financing to be obtained by the area developers from other parties and the cost of stores developed, the Company has not determined, nor is it able at present to reasonably estimate, any amount of additional financing that it may commit to such area developers.

  At times, the Company or its area developers may determine that a specific store should be closed due to operating or site-related issues specific to that store, changes in the market or trade area, changes in store development strategy, or failure of the store to meet desired sales or profitability levels. The cost to close a store varies depending upon the remaining lease renewal terms and the ability of the site to be sublet, as well as the type, quantity and condition of the equipment installed and the cost to remove such equipment and improvements from the site. During fiscal 1996, the Company closed six stores and its area developers closed five stores. The costs incurred to close the Company-operated stores ranged from between $60,000 and $400,000 per store. The Company has been informed by its area developers that the costs incurred by them to close such stores ranged from between $260,000 and $520,000 per store.
A provision to close Company-operated stores was established in 1995.  See Item
6. Selected Consolidated Financial Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following table sets forth information as of April 21, 1997 concerning the Company's nine area developers. The operating principals of such area developers listed below each have experience in the multi-unit retail industry ranging from 10 to 30 years. A majority of the additional stores committed are required to be opened over the next three years. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

                                                                                                                CURRENT   ADDITIONAL
                                                                                                  OPERATING      STORES     STORES
AREA DEVELOPER                                       PRIMARY MARKETS                              PRINCIPAL       OPEN    COMMITTED
-------------------------    --------------------------------------------------------------    ----------------  -------  ----------
Einstein Bros. Bagels(1):

Colonial Bagels, L.P.(2)     Boston, Cleveland, Pittsburgh, Columbus, New York City            Robert Schlacter       45         217
                             metropolitan area

Finest Bagels, L.L.C.(2)     Kansas City, St. Louis, Minneapolis, Dallas/Ft. Worth, Houston,   Edwin Brownell         61         127
                             Austin

Great Lakes Bagels, L.L.C.   Milwaukee, Chicago, Detroit, Madison, Indianapolis                Joseph Hoog            53         144

Gulfstream Bagels, L.P.(2)   Miami, Fort Lauderdale, West Palm Beach, Orlando, Tampa,          Robert Hartnett        47         122
                             Atlanta(3), Charlotte, Norfolk

Mayfair Bagels, L.L.C.(2)    Washington, D.C., Baltimore, Richmond                             Steve Quamme           17          58

Philly Rose, L.P.(2)         Philadelphia                                                      Harry Rose             20          65

Sunbelt Bagels, L.L.C.(2)    San Diego, Palm Springs, Orange County, San Bernardino County,    Pearce Tucker          75         112
                             Denver, Salt Lake City, Phoenix, Tucson, Albuquerque, Las
                             Vegas, Colorado Springs

Noah's New York Bagels:

Noah's Bay Area Bagels,      Sacramento, San Francisco/Oakland/San Jose, Fresno                Jim Mizes              51          44
 L.L.C.

Noah's Pacific, L.L.C.       Portions of Los Angeles, Portland, Seattle/Tacoma                 Jim Mizes              51         158
                                                                                                               ---------      ------
  Total                                                                                                              420       1,047
                                                                                                               =========      ======

(1) Includes 11 stores operated under the Bagel & Bagel brand, one store operated under the Offerdahl's Bagel Gourmet brand, seven stores operated under the Baltimore Bagel brand, 15 stores operated under the Bagel Boulevard brand and one store operated under the Bagel Street Cafe brand. The Company's area developers intend to convert all such stores to Einstein Bros. Bagels stores by early 1998.

(2) Effective April 21, 1997, Alamo Bagels, L.P. ("Alamo") merged into Finest Bagels, L.L.C., BCE West Bagels, L.L.C. ("BCE West") merged into Sunbelt Bagels, L.L.C., and Liberty Foods, L.L.C. ("Liberty") merged into Colonial Bagels, L.P. Prior to such mergers, Alamo, BCE West and Liberty were area developers of the Company. In addition, effective April 21, 1997, Gulfstream Bagels, L.P. acquired certain development rights, stores and other assets of Mayfair Bagels, L.L.C. ("Mayfair") in Atlanta, Charlotte and Norfolk. In each of the merger transactions, owners of equity interests in the merging area developer received equity interest in the surviving area developer. Such transactions were the result of arms' length negotiations between the relevant area developers and conditioned upon the consent of the Company in its capacity as franchisor. The Company believes that any further consolidation of area developers primarily will be the result of negotiations by and among such area developers, with input and suggestions from the Company in its capacity as franchisor. On April 1, 1997, Mayfair and Philly Rose, L.P. ("Philly Rose") entered into a letter of intent pursuant to which Philly Rose and Mayfair propose to combine their operations in a statutory merger.

(3) Stores in the Atlanta metropolitan area will operate under the Melvyn & Elmo's(TM) brand because the Company does not currently have the right to use the Einstein Bros. Bagels brand for restaurant services in the Atlanta metropolitan area.

    Area Developer Ownership. No officer or director of the Company owns a controlling equity interest in any area developer. Lawrence Beck, Scott Beck's father, is a minority investor in Sunbelt Bagels, L.L.C. and Colonial Bagels, L.P. The Company does not believe Lawrence Beck is an affiliate of the Company. In addition, Messrs. Scott Beck, Jeffrey L. Butler, President of Einstein Bros. Bagels Concept, W. Eric Carlborg, Chief Financial Officer, David G. Stanchak, Chief Development Officer, and John H. Muhlstein, Jr. and Lloyd D. Ruth, directors of the Company, each own a direct equity interest in Bagel Store Development Funding, L.L.C. ("Bagel Funding"), which has invested approximately $89.5 million in the Company's area developers. All of such individuals' interests aggregate approximately 8.2% of the outstanding equity interests in Bagel Funding.

DEVELOPMENT AGREEMENTS

  The Company's form of area development agreement currently provides for the development of a specified number of bagel stores of a specified brand within a defined geographic territory in accordance with a schedule of store opening dates. As of April 21, 1997, the Company had entered into area development agreements that provide for the development of 1,047 additional stores. The development schedule generally covers two to five years and contains benchmarks for the number of stores to be opened and in operation at quarterly or semi-annual intervals. An area developer's development schedule typically requires concurrent store development by the area developer in multiple DMAs. Area developers generally pay an initial non-refundable development fee of $5,000 per store to be developed and a non-refundable real estate services fee of $5,000 per store to be developed. Such fees are not recognized as income by the Company until the store for which such fees have been paid is opened. The area development agreements generally provide that the area developer has the right to open a specified number of stores within each DMA during the term of the development schedule applicable to that DMA and generally preclude the Company from operating or franchising bagel stores of the brand for which rights have been granted within such territory, except that, subject to certain area developer rights of first refusal, the Company reserves the right to engage in certain limited special distribution arrangements and to develop target sites and conversion sites within the specified territory. Target sites are sites which the Company believes should be developed for competitive or market reasons regardless of the applicable development schedule or the location of pre-existing sites. Conversion sites are sites obtained from other companies which are suitable for conversion to bagel stores.

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

FRANCHISE AGREEMENTS

  Once an acceptable lease for an approved store site has been executed or real estate for a new site has been acquired, the Company and the area developer enter into a franchise agreement under which the area developer becomes the franchisee for the specific store to be developed at the site. Franchise agreements typically provide for a non-refundable franchise fee of $35,000 per store, a 5% royalty on "Royalty Base Revenue" (defined as gross revenue less customer refunds and coupons, the portion of employee meals not charged to the employee and monies received by the store from other stores directly attributable to an approved commissary operated in the store), a national advertising fund contribution of 2% on Royalty Base Revenue, a local advertising fund contribution of 4% on Royalty Base Revenue and a $10,000 minimum grand opening expenditure. The national and local advertising fund contributions may each be increased by .25% per calendar year over the prior year at the discretion of the Company. The Company's franchise and area development agreements, with respect to markets where the Company had previously commenced store development, generally provide for 6% royalties.

  The Company's form of franchise agreement provides that the Company may specify computer hardware and software for use in stores, including licensed software designated or created by or for Boston Chicken and used by the Company and its area developers. The cost of designated computer hardware is approximately $15,000 to $40,000 per store. The

Company currently specifies off-the-shelf computer hardware for use in stores and charges fees aggregating $16,000 for licensed software for store systems, $15,000 of which is paid to Boston Chicken and $1,000 of which is paid to a third-party for certain proprietary software which the area developer is required to use under an existing computer and communications systems services agreement. The Company's form of franchise agreement also provides for a periodic maintenance and support fee for modifications and enhancements made to the licensed software and certain other maintenance and support services. The Company's area developers pay $323 to Boston Chicken and the Company's area developers pay an additional $77 to the Company per four-week accounting period per store for these services. The Company believes that the integrated hardware and licensed software systems used by its area developers facilitate the movement of knowledge, including financial, customer and employee performance data, allowing the Company and its area developers to react quickly in a competitive environment.

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

AREA DEVELOPER FINANCING

  Secured Loan Agreements. Each of the Company's area developers is funded in part by a senior secured loan made by the Company that is typically convertible into a majority equity interest in the area developer. The Company believes that the development and operation of stores in a DMA is improved when management is permitted to focus primarily on store development and operations, rather than on raising capital. Accordingly, to facilitate the development of its brands, the Company has made, and currently intends to make, loans to area developers to provide partial financing for store development and working capital. The Company's loan agreements with its area developers generally require the area developer to expend at least 75% of its equity capital on developing stores prior to drawing on its revolving loan, with advances permitted during a two- or three-year draw period in a pre-determined maximum amount generally equal to four times the amount of the area developer's contributed capital. The loans are convertible into a majority equity interest in the area developer at a conversion price set forth in the loan agreement, which is at a premium over the per unit price paid by investors in the area developers for their equity investments, after the expiration of a moratorium period, provided that the area developer has completed not less than 80% of its store development commitment, or in the event of certain defaults. See Note 11 of Notes to Consolidated Financial Statements. Upon conversion, the Company would typically become the majority equity owner of the area developer, resulting in the Company consolidating the area developer's operations in its financial statements. Consequently, the franchise and related fees earned by the Company (including interest, royalties, real estate-related fees, software fees, and other fees) from such area developer would be eliminated in consolidation. The operating results of the area developer (primarily store revenue, less expenses) would be included in the Company's financial results. Such results would be adjusted for any remaining minority interest in the area developer not acquired by the Company.

  Each area developer loan agreement contains customary secured loan agreement representations, warranties, terms and covenants. The Company's loans to its area developers subject the Company to the risks of being a secured lender. The Company considers each area developer's use of loan proceeds, adherence to its store development schedule, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions and other factors it deems relevant at the time in evaluating whether to establish an allowance for potential loan losses. See Note 11 of Notes to Consolidated Financial Statements.

  As a result of executing the rapid expansion strategy required by the Company, the Company's area developers have incurred aggregate net losses of $1.3 million in 1995 (during which period most stores were operated by the Company) and $40.6 million in 1996, which amounts included (a) approximately $10.5 million of depreciation and amortization charges, (b) approximately $26.0 million attributable to investment overhead, scale inefficiencies in operating overhead, and other start-up costs which the Company believes are necessary to establish the Einstein Bros. Bagels and Noah's New York Bagels brands in new territories and open stores at a rate sufficient to gain a competitive advantage over similar concepts, and (c) royalties, interest, and other franchise-related fees that would no longer be incurred in the event the Company acquired, or converted its convertible secured loans to its area developers. As a result of the foregoing factors, as well as ongoing improvements to store operating performance and increases in scale efficiencies, the Company does not consider these start-up losses to be a meaningful financial measure during this rapid expansion phase (i.e., that period during which new stores constitute a significant percentage of the store base). The Company believes the rapid expansion phase for most of its area developers should last approximately three to four years from the time significant development commences in an area developer's DMA. As the rapid expansion phase ends, the size of an area developer's store base should enable the area developer to gradually reduce and eventually recover start-up losses. The reduction in and recovery of losses are expected to be driven primarily by lower investment overhead, increased operational and advertising efficiencies, greater economies of scale, and increases in store revenue through continued product and service enhancements. The point at which losses may be recovered will vary by area developer depending primarily upon the size and timing of the area developer's store development schedule, the achievement of advertising efficiency, the level of debt and interest charges, the intensity of competition and the quality of management; however, there can be no assurance that such losses will be recovered. Because a majority of the Company's area developers are less than one year into significant store development in their respective DMAs, the Company believes they will remain in the rapid expansion phase during 1997. Subsequent to the completion of the rapid expansion phase, the Company expects area developer profitability to be a more meaningful factor in assessing loan recoverability and any future loan commitments. Although the Company believes its current area developers will achieve profitability, in the event the foregoing strategy does not come to fruition or an area developer otherwise fails to achieve a sufficient level of profitability subsequent to the completion of its rapid expansion phase, such event could have a material adverse impact on the Company's financial position and results of operations. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

  Conversion or Acquisition Criteria. As of April 21, 1997, the Company had not converted (nor did it have the right to convert) any loan to any area developer or otherwise acquired any equity interest in any area developer. Any determination to convert any area developer loan or otherwise acquire an equity interest in any developer would involve a variety of economic and operational considerations, including the projected financial impact of converting the loan, the status of the area developer's market penetration, the performance of the area developer's stores, the Company's desire to own such stores and the willingness of the Company to incur the risk of owning such stores versus receiving income as a franchisor, lender, and service provider, the Company's ability to manage stores if necessary, the future capital requirements of the area developer and its ability to raise a portion of such capital, and the demand on Company resources. However, factors or circumstances unique to a specific transaction may also impact the Company's decision. In addition, any loan conversion or other acquisition of an equity interest in an area developer by the Company would not be indicative of whether the Company intended to, or would, convert or otherwise acquire an equity interest in any other area developer. There can be no assurance that the Company will exercise its future rights to acquire an equity interest in any area developer to which it provides financing or that such exercise will result in control of the area developer.

  Area Developer Equity. Members of management of each of the Company's area developers generally make an equity investment in the area developer entity.
The amount of such investments varies among area developers. Future investments by management or others could include contributions of assets. In addition to direct equity investments provided by area developer management, equity investments in the Company's area developers are made by Bagel Funding, formed in December 1995 to invest in area developers of the Company. Bagel Funding has received total capital contributions from its members aggregating $89.5 million, all of which has been invested by Bagel Funding in the Company's area developers. The Company is currently the manager of Bagel Funding, but has no equity interest in Bagel Funding. See Notes 10 and 13 of Notes to Consolidated Financial Statements.

  Bagel Funding has the right to require an area developer to redeem Bagel Funding's equity interest in such area developer at a pre-determined formula purchase price based on store level cash flow of the area developer in the event
(i) the Company acquires a majority equity interest in the area developer pursuant to the exercise of its conversion or option rights under the area developer's secured loan agreement, (ii) the Company's conversion and option rights expire unexercised and the Company has not consented to the area developer's request to undertake a firm commitment underwritten public offering of area developer's equity, or (iii) the Company does not acquire a majority interest in the area developer pursuant to the exercise of the Company's conversion or option rights, such rights have expired under the secured loan agreement and the Company has not consented to a request by the area developer to terminate its area development and franchise agreements with the Company. In the event the area developer does not redeem Bagel Funding's equity interest when required to do so, the Company will be obligated to purchase from Bagel Funding its equity interest in the area developer at the same price applicable to the area developer.

MARKETING AND COMPETITION

  The Company believes that a key component in developing both the Einstein Bros. Bagels and Noah's New York Bagels brands is a strong local and community-based effort that encourages a close relationship between each store and its community. The Company's area developers utilize community involvement as a means of providing charitable service, as well as building brand awareness and loyalty. The Company's area developers also utilize the traditional marketing and advertising methods of television, radio, newspapers and other print media (including use of free-standing inserts and promotional coupons), signage, direct mail and in-store point-of-purchase displays to promote its brands. The Company's area developers are currently testing a combination of multi-media and consumer promotions designed to launch the Company's brands in local markets and to build strong brand awareness in a short time. Area developer stores are generally required to contribute to a national advertising fund and a local advertising fund to pay for the development of advertising material and for advertising in their respective DMAs. See "-- Franchise Agreements" and Note 9 of Notes to Consolidated Financial Statements.

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

VENDORS

  In May 1996, the Company entered into a project and approved supplier agreement (the "Harlan Supply Agreement") with Harlan Bagel Supply Company, L.L.C. ("Harlan") and the equity owners of Harlan. Under the Harlan Supply Agreement, Harlan has agreed to sell to the Company, its area developers and their food service distributors frozen bagel dough, for which such purchasers will be charged a price equal to the cost of ingredients and packaging, will absorb an agreed upon allowance for product losses and will pay a fixed toll charge (which is subject to adjustment for inflation, changes in formulations, specifications or procedures required by the Company or failure of the Company, its area developers and their food service distributors to purchase certain minimum numbers of bagels). Harlan has granted to the Company an option, exercisable at any time from December 15, 1999 through June 1, 2002, to acquire all of the assets of Harlan at a formula price equal to a multiple of Harlan's profits from sales of products under the Harlan Supply Agreement. The Company owns certain equipment used in the Harlan Facility which is leased to Harlan pursuant to an operating lease.

  The Company also expects to enter into an approved supplier agreement with Noah's Pacific, L.L.C. ("Noah's Pacific"), an area developer of the Company to whom the Company currently subleases a dough production facility in Whittier, California (the "Whittier Facility"), or with a third party bagel producer to whom the Whittier Facility would be transferred (Noah's Pacific or such third party producer being referred to herein as the "Whittier Supplier"). Under such an agreement, the Whittier Supplier would agree to sell bagels to the Company, its area developers and their food service distributors for sale in Einstein Bros. Bagels stores. Noah's Pacific has recently completed the installation of a frozen bagel dough production line in the Whittier Facility. The Company owns certain equipment in the Whittier Facility which is leased to Noah's Pacific pursuant to an operating lease.

  The Company is a party to a cream cheese supply agreement and certain related agreements (the "Doc's Agreements") with Doc's Cheese Company, L.L.C. ("Doc's"). Under the Doc's Agreements, Doc's has agreed to supply the Company, its area developers and other authorized purchasers with up to 160,000 pounds of cream cheese per week through October 2, 2000, and the Company has agreed, subject to certain exceptions and limitations, that it, its area developers and other authorized purchasers will purchase the lesser of such amount or 60% of their requirements for cream cheese. The Company has provided certain debt financing to Doc's, primarily to fund the purchase of cream cheese production equipment and for Doc's working capital needs. The Doc's Agreements also grant the Company an option, exercisable at any time on or before October 2, 2000, to acquire all of the assets of Doc's at a formula price based on cream cheese production volumes and production cost. The Company has recently approved another vendor for sale of cream cheese to its area developers but does not have a long-term supply agreement with such new vendor.

  The Company has a long-term distribution agreement with Marriott Distribution Services, Inc. ("Marriott"), which provides for distribution of food, beverages and supplies to stores operated by the Company and its area developers at a negotiated fixed mark-up above cost. The Company and its area developers currently purchase in excess of 10% of their products and supplies from Marriott. Certain vendors have provided funds to the national advertising fund to be used by such fund for advertising and promotions.

  The Company and its area developers may be subject to shortages or interruptions in supply caused by transportation strikes, adverse weather or other conditions which could adversely affect the quality, availability and cost of ingredients.

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

  The Company owns a number of trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Noah's New York Bagels(R), Noah's Bagels(R), A Taste of Old New York(R), Noah's Shmears(R), Shmear 'Em(R), Protect Your Bagels, Put Lox on Them(R), The Veg Out(R) and Veggie Confetti(R). In addition, the Company has federal trademark applications pending for a number of trademarks and service marks, including Just Say Noah's(TM), Einstein Bros.(TM), Melvyn & Elmo's(TM) and Man Cannot Live on Great Bagels Alone(TM), as well as the Einstein Bros. logo and certain other logos used by the Company. The Company has applied to register Noah's New York Bagels(R) in more than 30 foreign countries and Einstein Bros. Bagels(TM) in approximately 70 foreign countries. Most of such pending applications in the United States and foreign countries were filed in 1995 and 1996. The Company has not yet obtained federal registrations for the principal trademarks and service marks used in connection with the Einstein Bros. Bagels stores and products and there can be no assurance that such registrations will be obtained.

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

RELATIONSHIP WITH BOSTON CHICKEN

  The Company's rapid growth has been fostered in part by its relationship with Boston Chicken. Boston Chicken has provided (i) significant capital financing,
(ii) multi-unit retail infrastructure and systems, including accounting, administration, real estate, and computer and communications services and systems, and (iii) assistance in recruiting experienced area developer candidates. The Company believes that the multi-unit retail infrastructure and services provided by Boston Chicken, pursuant to fee service agreements, allow the Company to focus its energy and resources on brand and store development.

  The Company has granted to Boston Chicken an option (the "BCI Option") to maintain ownership of shares of common stock of the Company having up to 52% of the voting power of all of the outstanding shares of capital stock of the Company having the power generally to vote in the election of directors. The BCI Option is exercisable at a per share exercise price equal to (i) the weighted average price per share at which the Company's common stock is issued or sold in a transaction pursuant to which the BCI Option becomes exercisable, in the case of a transaction in which such price per share is readily ascertainable, or (ii) in all other cases, the average of the closing sale prices for the common stock on the Nasdaq National Market (or such other principal exchange or market on which the common stock may then be trading) for the five trading days ending on the fifth trading day prior to the date of the transaction pursuant to which the BCI Option becomes exercisable. The BCI Option terminates if (i) Boston Chicken sells or transfers shares of the Company's common stock and as a result owns less than a majority of the then outstanding shares of the Company's voting stock or (ii) the percentage of outstanding shares of voting stock of the Company owned by Boston Chicken is reduced below 50% other than as a result of Boston Chicken's voluntary sale or transfer of shares of the Company's common stock and Boston Chicken fails to acquire a sufficient number of shares of common stock so that it owns at least a majority of the then outstanding shares of voting stock of the Company by July 31 of the calendar year next following the calendar year in which such reduction occurs. In addition, the percentage ownership level of 52% is subject to reduction to the extent voluntary sales or transfers by Boston Chicken reduce its ownership of the outstanding shares of voting stock of the Company to less than 52% but do not otherwise result in termination of the BCI Option. In determining the percentage ownership of the voting stock of the Company owned by Boston Chicken for purposes of the BCI Option, the following shares are excluded: (i) 701,177 shares of the Company's common stock subject to options granted by Boston Chicken, (ii) any shares of common stock held by officers, directors or employees of Boston Chicken, and (iii) any shares of common stock held by any person or entity that would not be counted under generally accepted accounting principles in determining whether Boston Chicken owns a majority of the voting stock for consolidated financial statement purposes. Pursuant to such calculation, as of April 21, 1997, Boston Chicken owned approximately 50.4% of the outstanding common stock of the Company and the right to purchase 1,109,368 shares of common stock of the Company at prices ranging from $23.28 to $30.75 per share. The Company also granted Boston Chicken, pursuant to a registration rights agreement, five demand and unlimited piggyback registration rights under the Securities Act of 1933, as amended (the "Securities Act"), with respect to shares of the Company's common stock owned by Boston Chicken. See
Note 12 of Notes to Consolidated Financial Statements.

  Boston Chicken has also provided the Company with a $50.0 million unsecured, subordinated, non-convertible loan facility. As of May 1, 1997, there was no balance outstanding under the facility. Interest on the loan will be based on the reference rate of the Bank of America Illinois plus 0.5%. Any borrowings outstanding are payable on June 15, 2003. Boston Chicken may satisfy its funding obligations under the loan facility in either cash or shares of Boston Chicken common stock. Boston Chicken has agreed to guarantee the price of any shares of common stock delivered to the Company in satisfaction of its obligations under the loan facility and thereafter sold by the Company.

  During fiscal 1996, the Company and Boston Chicken were parties to several fee service agreements, pursuant to which Boston Chicken provided the Company with infrastructure support services, including accounting and administration services, financial services, real estate services and computer and communications services. During fiscal 1996, the Company paid Boston Chicken an aggregate of approximately $10.2 million pursuant to such agreements. Boston Chicken continues to provide the Company with certain accounting and administration and computer and communications services pursuant to such agreements. The Company and Boston Chicken are also parties to two subleases, pursuant to which the Company is entitled to the non-exclusive use of aircraft leased by Boston Chicken from unaffiliated third party leasing companies.
During fiscal 1996, the Company paid Boston Chicken an aggregate of approximately $.5 million under the two subleases. In addition, Boston Chicken subleases to the Company approximately 38,000 square feet of office space (and certain common areas, including parking areas) for the Company's support center located in Golden, Colorado. The sublease currently provides for rental payments of $38,000 per month and has an initial term of 15 years expiring in August 2011. The Company's agreements with Boston Chicken were negotiated at arms' length and the Company believes that terms of such agreements are as favorable to the Company as those that it would have with an unaffiliated third party.

EMPLOYEES

  At April 21, 1997, the Company had approximately 124 employees. None of the Company's employees are represented by a labor union or covered by a collective bargaining contract. The Company believes that its relationship with its employees is good.

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

  W. Eric Carlborg, age 33, became Chief Financial Officer in April 1997. Prior thereto he was Senior Vice President -- Finance of the Company since July 1996. From October 1995 through June 1996, he was Vice President of Alignment and Planning of Boston Chicken. Prior to that time, Mr. Carlborg served as Vice President -- Corporate Finance of Merrill Lynch from January 1994 to October 1995 and served as an Associate of Merrill Lynch from August 1989 through December 1993.

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

                                             High    Low
                                            ------  ------

  1996:
  Third Quarter (ended October 6, 1996)     36 1/2      19
  Fourth Quarter (ended December 29, 1996)  36 1/8  29 1/4


  As of April 21, 1997, there were approximately 730 record holders of the common stock.

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

                                 PERIOD FROM
                                MARCH 24, 1995
                                (INCEPTION)                    FISCAL YEAR
                                  THROUGH                        ENDED
                              DECEMBER 31, 1995             DECEMBER 29, 1996(1)
                           ---------------------          ----------------------
                         (In thousands, except share data and number of stores)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
Revenue:
 Company stores............             $ 25,685                      $ 35,803
 Royalties and franchise
  related fees.............                  671                        19,918
 Interest income...........                   67                         5,986
                                  --------------                 -------------
   Total revenue...........               26,423                        61,707
Cost and expenses:
 Cost of products sold.....                8,239                        11,546
 Salaries and benefits.....               13,531                        18,302
 General and
  administrative expenses..               47,805(2)                     21,820
                                  --------------                 -------------
                                          69,575                        51,668
                                  --------------                 -------------
Income (loss) from
 operations................              (43,152)                       10,039
Other expense, net.........                 (564)                       (4,332)
                                  --------------                 -------------

Net income (loss)..........             $(43,716)                     $  5,707
                                  ==============                 =============
 Net income (loss) per
  common and equivalent
 share.....................             $  (4.54)                        $0.25
                                  ==============                 =============
 Weighted average number
  of common and equivalent
  shares outstanding during
  the period...............                9,659                        22,344
                                  ==============                 =============

STORE DATA (UNAUDITED):
Systemwide revenue (3).....             $ 26,986                      $145,631
                                  ==============                 =============
Number of stores:
 Beginning of period.......                    -                            60
 Opened or acquired........                   60                           266
 Closed (4)................                    -                           (11)
                                  --------------                 -------------
 End of year...............                   60                           315
                                  ==============                 =============

 Company stores............                   47                            14
 Area developer stores.....                   13                           301

CONSOLIDATED BALANCE SHEET
 DATA:
Working capital............             $     41                      $ 46,421
Notes receivable...........                7,267                       146,087
Total assets...............               50,299                       332,418
Long-term debt (5).........               58,875                             -
Stockholders' equity
 (deficit).................             $(20,994)                     $315,517

(1) The Company's fiscal year is the 52/53-week period ending on the last Sunday in December and normally consists of 13 four-week periods.
(2) Includes a $25,575,000 write-off of intangible assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".
(3) Includes gross revenue for all stores in the Einstein/Noah Bagel Corp.
    system.
(4) Such stores were closed because the sites were determined to be unsuitable for the Einstein Bros. Bagels brand and store. The Company closed five stores in Colorado and one store in California and area developers closed the remaining stores located in three states. Such stores were open for an average of approximately 23 months prior to closing. Costs associated with such closings were expensed by the owners of such stores.
(5) Includes at December 31, 1995, $11,062,000 attributable to repurchase common stock shares and $7,813,000 attributable to Series A preferred stock. See
    Note 12 of Notes to Consolidated Financial Statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company commenced operations in March 1995 through the acquisition of three regional bagel retailers, with subsequent acquisitions in August 1995 and February 1996. The Company has sold all of the stores operated by it to area developers financed in part by the Company. Because the Company has sold all of its stores to its area developers and also intends to continue to expand its business primarily through such area developers, the Company anticipates that its future revenue will be derived principally from royalties, franchise-related fees and interest income from its area developers as opposed to revenue from Company stores. Consequently, comparisons of operating results to date may not be meaningful.

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

  As of April 21, 1997, Boston Chicken owned a majority of the voting stock of the Company. In addition, Boston Chicken has an option that permits it to maintain ownership of shares of common stock having up to 52% of the voting power of all of the outstanding shares of capital stock of the Company having the power generally to vote in the election of directors. See "Item 1. Business--Relationship with Boston Chicken". The Company and Boston Chicken are parties to various agreements, pursuant to which Boston Chicken has agreed to provide to the Company certain accounting and administration and computer and communications services. Boston Chicken has also made available to the Company a non-convertible loan facility of up to $50.0 million. See "-- Liquidity and Capital Resources."

RESULTS OF OPERATIONS

  Fiscal year ended December 29, 1996 compared to the period beginning March 24, 1995 (inception) and ended December 31, 1995

  Revenue. Total revenue increased 134% for the year ended December 29, 1996 over the prior period. Royalties and franchise-related fees were $19.9 million compared to $671,000 in the prior period, caused by an increase in stores opened and operated by area developers, which totaled 301 as of December 29, 1996 compared to 13 as of December 31, 1995. Interest income was $6.0 million compared to $67,000 in the prior period, due to higher interest income generated on increased loans made to area developers. Revenue from Company stores increased 39% for the year ended December 29, 1996 to $35.8 million from $25.7 million in the prior period. The increase was due to the revenue from acquired stores and stores opened by the Company prior to being sold to area developers.

  Cost of Products Sold. Cost of products sold increased 40% to $11.5 million for the year ended December 29, 1996, compared to $8.2 million in the prior period. The increase was primarily due to the increase in revenue from Company stores. Cost of products sold, as a percentage of Company store revenue, increased to 32.2% in 1996 from 32.1% in 1995.

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

  Included in general and administrative expenses are depreciation and amortization charges of $5.4 million in fiscal year 1996 and $1.7 million in the prior period. The increase in depreciation and amortization charges was primarily attributable to the goodwill and intangible assets related to the acquisition of Noah's in February 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided from operations in 1996 totaled $6.5 million, an increase of $18.8 million from the cash used in operations in 1995 of $12.3 million. The primary cause of the change resulted from the Company incurring a net loss of $43.7 million in 1995 compared to net income of $5.7 million in 1996. Included in the 1995 net loss was a non-cash charge of $26.6 million to write-off intangible assets. See "-- Results of Operations -- General and Administrative."

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

  The Company's primary use of capital reflects its goal of establishing brand awareness and market leadership by providing partial financing to its area developers for their use in rapid store development and to finance their working capital needs. As of December 29, 1996, the Company had secured loan commitments to its area developers aggregating $283.2 million, of which $140.8 million had been advanced. Net loan advances to area developers were $137.3 million in 1996 (consisting of $206.8 million of loan advances, net of $69.5 million of loan repayments) and $3.6 million in 1995 (consisting of $7.4 million of loan advances net of $3.8 million of loan repayments). The majority of the loan advance and repayment activity reflects the revolving nature of the loans; that is, amounts are drawn and repaid on a regular basis to optimize cash management. The increase in loan advances was attributable to the increase in the number of area developer stores opened in 1996 compared to 1995.

  As a result of executing the rapid expansion strategy required by the Company, the Company's area developers have incurred aggregate net losses of $1.3 million in 1995 (during which period most stores were operated by the Company) and $40.6 million in 1996, which amounts included (a) approximately $10.5 million of depreciation and amortization charges, (b) approximately $26.0 million attributable to investment overhead, scale inefficiencies in operating overhead, and other start-up costs which the Company believes are necessary to establish the Einstein Bros. Bagels and Noah's New York Bagels brands in new territories and open stores at a rate sufficient to gain a competitive advantage over similar concepts, and (c) royalties, interest, and other franchise-related fees that would no longer be incurred in the event the Company acquired, or converted its convertible secured loans to its area developers. As a result of the foregoing factors, as well as ongoing improvements to store operating performance and increases in scale efficiencies, the Company does not consider these start-up losses to be a meaningful financial measure during this rapid expansion phase (i.e., that period during which new stores constitute a significant percentage of the store base). The Company believes the rapid expansion phase for most of its area developers should last approximately three to four years from the time significant development commences in an area developer's DMA. As the rapid expansion phase ends, the size of an area developer's store base should enable the area developer to gradually reduce and eventually recover start-up losses. The reduction in and recovery of losses are expected to be driven primarily by lower investment overhead, increased operational and advertising efficiencies, greater economies of scale, and increases in store revenue through continued product and service enhancements. The point at which losses may be recovered will vary by area developer depending primarily upon the size and timing of the area developer's store development schedule, the achievement of advertising efficiency, the level of debt and interest charges, the intensity of competition and the quality of management; however, there can be no assurance that such losses will be recovered. Because a majority of the Company's area developers are less than one year into significant store development in their respective DMAs, the Company believes they will remain in the rapid expansion phase during 1997. Subsequent to the completion of the rapid expansion phase, the Company expects area developer profitability to be a more meaningful factor in assessing loan recoverability and any future loan commitments. Although the Company believes its current area developers will achieve profitability, in the event the foregoing strategy does not come to fruition or an area developer otherwise fails to achieve a sufficient level of profitability subsequent to the completion of its rapid expansion phase, such event could have material adverse impact on the Company's financial position and results of operations. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

  The allowance for area developers' loan losses is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of use of loan proceeds, adherence to store development schedules, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions, and other factors that management deems relevant at the time. Based upon this review and analysis, no allowance for loan losses was required as of December 31, 1995 and December 29, 1996.

  Area developer loans are convertible into a majority equity interest in the area developer at a conversion price set forth in the loan agreement, which is at a premium over the per unit price paid by investors in the area developer for their equity investments, after the expiration of a moratorium period, provided that the area developer has completed not less than 80% of its area development commitment, or in the event of certain defaults. Any determination to convert any area developer loan or otherwise acquire an equity interest in any area developer would involve a variety of economic and operational considerations, including the projected financial impact of converting the loan, the status of the area developer's market penetration, the performance of the area developer's stores, the Company's desire to own such stores and the willingness of the Company to incur the risk of owning such stores versus receiving income as a franchisor, lender, and service provider, the Company's ability to manage stores if necessary, the future capital requirements of the area developer and its ability to raise a portion of such capital, and the demand on Company resources. However, factors and circumstances unique to a specific transaction may also impact the Company's decision. In addition, any loan conversion or other acquisition of an equity interest in an area developer by the Company would not be indicative of whether the Company intended to, or would, convert or otherwise acquire an equity interest in any other area developer. There can be no assurance that the Company will exercise its future rights to acquire an equity interest in any area developer to which it provides financing or that such exercise will result in control of the area developer. At April 21, 1997, the Company had not converted (nor did it have the right to convert) any loan to any area developer or otherwise acquired any equity interest in any area developer.

  In addition to providing funding to its area developers, the Company's capital requirements have consisted of store acquisition and development, development of its corporate infrastructure, which supports systemwide expansion, and investments in food production facilities. In 1996, the Company expended $107.9 million on store acquisition and development, including the acquisition of all the capital stock of Noah's for $100.9 million. In 1995, the Company expended $16.9 million on store acquisition and development. In 1996, the Company expended $10.1 million on its corporate infrastructure and investments in food production facilities compared to $1.2 million in 1995. These capital expenditures have been offset with proceeds from selling Company stores. The Company generated $49.9 million in 1996 and $5.5 million in 1995 from the sale of stores to newly-formed area developers. There were no material gains or losses recognized as a result of these sales. The Company completed its practice of selling Company stores to newly-formed area developers during the first quarter of 1997. Consequently, the Company does not anticipate it will realize cash proceeds from the sale of stores in the future.

  The Company anticipates it will have a continuing need for additional financing to continue systemwide expansion. The timing of the Company's capital requirements will be affected by the number of stores opened, operational results of the stores, and the amount and timing of borrowings under the loan agreements between the Company and its area developers. As the Company's capital requirements increase, the Company will seek additional funds from public or private offerings of debt or equity securities. There can be no assurance that the Company will be able to raise such capital on satisfactory terms when needed. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

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

                                      FIRST     SECOND      THIRD     FOURTH
1995:                                QUARTER    QUARTER    QUARTER    QUARTER
-----                               ---------  ---------  ---------  ---------

Revenue...........................   $ 1,423    $ 6,292   $  8,483   $ 10,225
Loss from Operations..............      (180)    (1,784)   (30,220)   (10,968)
Net Loss..........................      (260)    (1,924)   (30,010)   (11,522)
Net Loss per Common and
  Equivalent Share................   $ (0.03)   $ (0.20)  $  (3.11)  $  (1.20)

1996:
-----

Revenue...........................   $22,379    $18,206   $ 10,257   $ 10,865
Income (Loss) from Operations.....    (1,270)     2,303      4,235      4,771
Net Income (Loss).................    (3,317)       295      3,953      4,776
Net Income (Loss) per Common and
  Equivalent Share................   $ (0.35)   $  0.01   $   0.13   $   0.15

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants..................... 20

Consolidated Financial Statements:

   Consolidated Balance Sheets at December 31, 1995 and
    December 29, 1996........................................ 21

   Consolidated Statements of Operations for the period
    from March 24, 1995 (inception) through December 31,
    1995 and the fiscal year ended December 29, 1996......... 22

   Consolidated Statements of Stockholders' Equity (Deficit)
    for the period from March 24, 1995 (inception) through
    December 31, 1995, and the fiscal year ended December 29,
       1996.................................................. 23

   Consolidated Statements of Cash Flows for the period
    from March 24, 1995 (inception) through December 31, 1995
    and the fiscal year ended December 29, 1996.............. 24

   Notes to Consolidated Financial Statements................ 25

Report of Independent Public
 Accountants on Schedule II.................................. 39

Supplemental Schedule II..................................... 40


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

                                       ARTHUR ANDERSEN LLP

Denver, Colorado
March 24, 1997

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                          DECEMBER 31,   DECEMBER 29,
                                              1995           1996
                                        --------------  -------------
ASSETS
------
Current Assets:
 Cash and cash equivalents..............      $  5,368       $ 50,741
 Accounts receivable, net...............         1,327          5,589
 Prepaid expenses and other current
  assets................................         2,592            579
                                        --------------  -------------
  Total current assets..................         9,287         56,909
Property and Equipment, net.............        19,410         28,213
Notes Receivable........................         7,267        146,087
Goodwill, net...........................        13,715         68,921
Trademarks, net.........................             -         22,239
Recipes, net............................             -          4,758
Other Assets, net.......................           620          5,291
                                        --------------  -------------
  Total assets..........................      $ 50,299       $332,418
                                        ==============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)
----------------------------------------
Current Liabilities:
 Accounts payable.......................      $  5,633       $  3,873
 Accrued expenses.......................         2,968          3,615
 Deferred franchise revenue.............           645          3,000
                                        --------------  -------------
  Total current liabilities.............         9,246         10,488
Convertible Debt........................        40,000              -
Deferred Franchise Revenue..............           265          6,105
Other Noncurrent Liabilities............         2,907            308
Repurchase Common Stock Shares -
 1,721,250 issued and outstanding in
 1995...................................        11,062              -
Series A Preferred Stock - 6,250 issued
 and outstanding in 1995................         7,813              -
Commitments and Contingencies
Stockholders' Equity (Deficit):
 Preferred Stock -  $.01 par value;
  20,000,000 shares authorized; no
  shares issued and outstanding...                   -              -
 Common Stock - $.01 par value;
  200,000,000 shares authorized;
  3,848,607 shares issued and
  outstanding in 1995 and 32,299,756
  issued and outstanding in 1996........            38            323

 Additional paid-in capital.............        22,684        353,203
 Accumulated deficit....................       (43,716)       (38,009)
  Total stockholders' equity (deficit)..       (20,994)       315,517
                                        --------------  -------------
   Total liabilities and stockholders'
    equity (deficit)....................      $ 50,299       $332,418
                                        ==============  ===============



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                           Period from
                                         March 24, 1995      Fiscal
                                           (inception)        Year
                                             through          Ended
                                          December 31,    December 29,
                                              1995            1996
                                       ----------------  -------------
Revenue:
 Company stores........................        $ 25,685        $35,803
 Royalties and franchise-related fees..             671         19,918
 Interest income.......................              67          5,986
                                       ----------------  -------------
   Total revenue.......................          26,423         61,707

Costs and Expenses:
 Cost of products sold.................           8,239         11,546
 Salaries and benefits.................          13,531         18,302
 General and administrative............          47,805         21,820
                                       ----------------  -------------
   Total costs and expenses............          69,575         51,668
                                       ----------------  -------------

Income (Loss) from Operations..........         (43,152)        10,039

Other Income (Expense):
 Interest expense, net.................          (1,281)        (6,261)
 Other income, net.....................             717          1,929
   Total other income (expense)........            (564)        (4,332)
                                       ----------------  -------------

Income (Loss) Before Income Taxes......         (43,716)         5,707
Income Taxes...........................               -              -
                                       ----------------  -------------
Net Income (Loss)......................        $(43,716)       $ 5,707
                                       ================  =============

Net Income (Loss) Per Common and
 Equivalent Share......................          $(4.54)         $0.25
                                       ================  =============

Weighted Average Number of Common
 and Equivalent Shares Outstanding.....           9,659         22,344
                                       ================  =============



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                           Period from
                                            March 24,
                                              1995          Fiscal
                                           (inception)       Year
                                             through         Ended
                                           December 31,   December 29,
                                              1995           1996
                                          -------------  -------------
COMMON STOCK
 Balance at beginning of period.........      $      -       $     38
 Conversion of preferred stock,
  repurchase common stock,
  and debt..............................             -            175
 Issuance of common stock...............            38             96
 Exercise of stock options and warrants.             -             14
                                          -------------  -------------
 Balance at end of year.................      $     38       $    323
                                          =============  =============

ADDITIONAL PAID-IN CAPITAL
 Balance at beginning of period.........      $      -       $ 22,684
 Conversion of preferred stock,
  repurchase common stock and
  debt..................................             -        140,270
 Issuance of common stock, net of
  offering costs of $500 in 1995
  and $10,343 in 1996...................        22,051        182,491
 Exercise of stock options and warrants.             -          9,227
 Dividends on Series A preferred stock
  and accretion of dividends
  on repurchase common stock............        (1,077)        (1,708)
 Issuance of options and warrants.......         1,710            239
                                          -------------  -------------
 Balance at end of year.................      $ 22,684       $353,203
                                          =============  =============

ACCUMULATED DEFICIT
 Balance at beginning of period.........      $      -       $(43,716)
 Net income (loss)......................       (43,716)         5,707
                                          -------------  -------------
 Balance at end of year.................      $(43,716)      $(38,009)
                                          =============  =============



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                            Period from
                                          March 24, 1995      Fiscal
                                            (inception)        Year
                                              through          Ended
                                           December 31,    December 29,
                                               1995            1996
                                        ----------------   ------------
Cash Flows from Operating Activities:
 Net income (loss)......................        $(43,716)     $   5,707
 Adjustments to reconcile net income
  (loss) to net cash used in
   operating activities:
   Depreciation and amortization........           1,657          5,431
   Warrant and option expense...........           1,710            239
   Write-off of intangible assets.......          26,575              -
   Gain on the sale of marketable                   (719)        (1,824)
    equity securities...................
   Changes in assets and liabilities,
    net of effect of acquisitions:
     Accounts receivable................            (680)        (3,966)
     Accounts payable and accrued                  1,778           (292)
      expenses..........................
     Deferred franchise revenue.........             910          8,180
     Other assets and liabilities.......             173         (7,003)
      Net cash provided by (used in)
       operating activities.............         (12,312)         6,472
                                        ----------------   ------------
Cash Flows from Investing Activities:
 Purchase of property and equipment.....         (18,109)       (38,198)
 Proceeds from sale of net assets.......           5,519         49,943
 Acquisition of Noah's New York Bagels,
  Inc., net of cash acquired............               -       (100,902)
 Purchase of marketable equity
  securities, net of proceeds from sales         (22,682)         1,824
 Purchase of other assets...............            (621)        (6,552)
 Issuance of notes receivable...........         (10,569)      (209,514)
 Repayment of notes receivable..........           3,831         70,694
                                        ----------------   ------------
   Net cash used in investing activities         (42,631)      (232,705)
                                        ----------------   ------------
Cash Flows from Financing Activities:
 Proceeds from issuance of common stock.          20,311        191,606
 Proceeds from convertible debt.........          91,060        352,272
 Repayment of convertible debt..........         (51,060)      (272,272)
                                        ----------------   ------------
   Net cash provided by financing
    activities..........................          60,311        271,606
Net Increase in Cash and Cash
 Equivalents............................           5,368         45,373
Cash and Cash Equivalents, beginning of
 period.................................               -          5,368
                                        ----------------   ------------
Cash and Cash Equivalents, end of year..        $  5,368      $  50,741
                                        ================   ============

Supplemental Cash Flow Information:
 Interest Paid..........................        $  1,107      $   7,232
                                        ================   ============

Supplemental Schedule of Non-Cash
 Activities:
 Conversion of debt to common stock.....        $      -      $ 120,000
                                        ================   ============
 Conversion of preferred stock,
  repurchase common stock
   and accrued dividends on preferred
    stock...............................        $      -      $  20,445
                                        ================   ============
 Exchange of preferred stock,
  repurchase common stock,
   common stock and marketable equity
    securities for net
   assets acquired......................        $ 42,742      $       -

 Issuance of common stock for note        ==============   ============
  receivable............................        $    437      $       -
                                          ==============   ============

 Accretion of dividends on repurchase     ==============   ============
  common stock..........................        $    933      $   1,486
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

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

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

                                              FISCAL PERIOD OR YEAR ENDED
                                             ----------------------------
                                               DECEMBER 31,  DECEMBER 29,
                                                   1995          1996
                                             --------------  ------------
     Initial franchise and area development           $ 520       $12,140
      fees...................................
     Royalties...............................            35         6,086
     Real estate fees and lease income.......             -         1,564
     Other...................................           116           128
                                              --------------  ------------
     Total royalties and franchise related            $ 671       $19,918
      fees...................................
                                              ==============  ============

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

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

3.  SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT DATA

  Accounts receivable are net of an allowance for doubtful accounts of $81,000 at December 31, 1995. There was no allowance at December 29, 1996.

                                             DECEMBER 31,                    DECEMBER 29,
                                                1995                            1996
                                             --------------                  ------------
Property and equipment consists of
 (in thousands of dollars):
 Land......................................    $    123                        $     118
 Buildings and improvements................         366                              384
 Development in progress...................       1,212                            1,449
 Leasehold improvements....................      10,505                            9,763
 Furniture, fixtures and equipment.........       7,544                           17,962
 Pre-opening expenses......................         401                                -
                                             --------------                  ------------
                                                 20,151                           29,676
 Less: Accumulated depreciation and
  amortization.............................        (741)                          (1,463)
                                             --------------                  ------------
  Total property and equipment, net........    $ 19,410                        $  28,213
                                             ==============                  ============

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

                                              DECEMBER 31,                    DECEMBER 29,
                                                  1995                            1996
                                              -------------                   -----------
Accrued expenses consist of (in thousands
 of dollars):
 Accrued payroll and  fringe benefits.....    $      876                        $     871
 Accrued interest.........................           325                               17
 Accrued other............................         1,767                            2,727
                                              -------------                   -----------
  Total accrued expenses..................    $    2,968                        $   3,615
                                              =============                   ===========

                                                     FISCAL PERIOD OR YEAR ENDED
                                            ------------------------------------------------
                                              DECEMBER 31,                    DECEMBER 29,
                                                  1995                            1996
                                              -------------                   -----------
Interest expense, net consists of (in
 thousands of dollars):
 Interest expense..........                   $   (1,432)                       $  (6,950)
 Interest income...........                          151                              689
                                              -------------                   -----------
  Total interest expense, net............     $   (1,281)                       $  (6,261)
                                              =============                   ===========

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

  The financial statements include the results of operations for the acquired entities from their dates of acquisition. The following represents the unaudited pro forma results of operations as if all of the purchase transactions described above had occurred at the beginning of the periods presented (in thousands of dollars, except per share data):

                                    DECEMBER 31,   DECEMBER 29,
                                        1995           1996
                                    -------------  ------------
     Revenue......................      $ 70,388        $65,011
     Net income (loss)............       (56,236)         3,825
     Net income (loss) per share..         (5.82)          0.16

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

  The estimated fair values of the Company's financial instruments are as follows (in thousands of dollars):

                                                   DECEMBER 31, 1995               DECEMBER 29, 1996
                                        ----------------------------------------------------------------
                                             CARRYING             FAIR            CARRYING        FAIR
                                              AMOUNT              VALUE            AMOUNT        VALUE
                                        ------------------  -----------------  ---------------  --------
Cash and cash equivalents...............        $ 5,368            $ 5,368         $ 50,741     $ 50,741
Notes receivable........................          7,267              7,267          146,087      146,087
Convertible debt........................         40,000             40,000                -            -
Repurchase common stock shares..........         11,062             11,142                -            -
Series A preferred stock................          7,813              7,813                -            -

6.  NOTES RECEIVABLE

  The following table summarizes the primary components of notes receivable (in thousands of dollars):

                                                               DECEMBER 31,     DECEMBER 29,
                                                                  1995              1996
                                                          -------------------  ---------------
Due from area developers (Note 11)......                              $ 3,538         $140,754
Notes receivable from stockholder.......                                1,888            3,437
Term loans..............................                                1,108            1,496
Other...................................                                  733              400
                                                          -------------------  ---------------
                                                                      $ 7,267         $146,087
                                                          ===================  ===============

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

  The primary components that comprise deferred tax assets and liabilities are as follows (in thousands of dollars):

                                          DECEMBER 31, 1995   DECEMBER 29, 1996
                                        -------------------   -----------------
Deferred tax assets:
   Accounts payable and accrued expenses            $   218            $    199
   Deferred franchise revenue...........                355               3,551
   Other noncurrent liabilities.........                220                 226
   Write-off of intangible assets that                2,017               1,582
    are amortizable for tax.............
   Net operating loss carryforwards.....              4,104               6,648
   Other................................              1,380                  63
                                        -------------------  ------------------
       Total deferred tax assets........              8,294              12,269

Deferred tax liabilities:
   Property and equipment...............               (489)             (1,335)
   Other assets.........................               (116)               (652)
       Total deferred tax liabilities...               (605)             (1,987)
                                        -------------------  ------------------
       Net deferred tax assets..........              7,689              10,282
   Valuation allowance..................             (7,689)            (10,282)
                                        -------------------  ------------------
   Net deferred tax assets..............            $     -            $      -
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

                                          FISCAL YEAR ENDED
                                          DECEMBER 29, 1996
                                        -------------------
Income tax expense at statutory rate....            $ 1,997
State taxes, net of federal benefit.....                228
Permanent difference related to
 goodwill...............................              1,138
Change of valuation allowance...........             (3,363)
                                        -------------------
Provision for income taxes..............            $     -
                                        ===================

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

10.  COMMITMENTS AND CONTINGENCIES

  The Company leases sites for its stores, commissaries and office space. Lease terms are generally five years with two or three five-year renewal options. The Company also subleases sites to its area developers. The sublease terms to area developers are negotiated at arm's length on commercially reasonable terms. The Company is contingently liable for all lease costs including common area maintenance charges. Most of the leases contain escalation clauses and common area maintenance charges.

  The following is a schedule of future minimum rental payments which are required under operating leases that have initial or remaining noncancellable lease terms in excess of one year, sublease proceeds, and rental receipts due under leases on equipment owned by the Company as of December 29, 1996 (in thousands of dollars):

                                                              MINIMUM
                                                          RENTAL RECEIPTS
                                                                ON
                  MINIMUM      SUBLEASE    NET MINIMUM    EQUIPMENT OWNED
              RENTAL PAYMENTS  PROCEEDS  RENTAL PAYMENTS  BY THE COMPANY
            -----------------  --------  ---------------  ---------------
1997........          $14,085   $13,139           $  946           $1,279
1998........           13,436    12,686              750            1,278
1999........           12,892    12,232              660            1,276
2000........           11,952    11,395              557            1,284
2001........            9,130     8,627              503            1,273
Thereafter..           36,573    30,704            5,869            2,076
            -----------------  --------  ---------------  ---------------
                      $98,068   $88,783           $9,285           $8,466
            =================  ========  ===============  ===============

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

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

  The Company has entered into a supply agreement relating to the purchase of certain minimum levels of cream cheese, which expires in October 2000, or earlier in certain circumstances. The agreement requires the Company, its subsidiaries, area developers and other authorized purchasers to purchase the lesser of 160,000 pounds of cream cheese per week or 60% of their requirements for cream cheese (excluding certain requirements that may be satisfied through other commitments and certain requirements of acquired companies). The price per pound is determined over the term of the contract based upon production costs.

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

 (a) Loan Conversion Option

  All or any portion of the loan amount may be converted at the Company's election at any time after the expiration of a specified moratorium period (generally two years) and after the area developer has completed not less than 80% of its area development commitment or in the event of certain defaults into equity in the area developer at the conversion price set forth in such loan agreement, which is at a premium over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement. Default provisions contained in the area developer loans typically include default in payment of principal and interest, breach of a representation or warranty or of any covenant contained in the loan agreement or security instruments, bankruptcy or bankruptcy-related act of the borrower, resignation or termination of key management personnel, default under the area development agreement, termination of three or more franchise agreements, dissolution or liquidation, material adverse change in financial condition, default of other indebtedness, sublease or any real estate lease, a judgment in excess of $100,000 (not satisfied, vacated or covered by insurance) and the invalidity or termination of any security instrument. The conversion price is negotiated at arms' length with each area developer and, at December 29, 1996, the average conversion premium was 12% over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement or subsequent amendments thereto. To the extent such loan is not fully drawn or has been drawn and repaid, the Company has a corresponding option to acquire at the loan conversion price the amount of additional equity it could have acquired by conversion of the loan had it been fully drawn.

  There can be no assurance the Company will convert any loan amount or exercise its option at such time as it may be permitted to do so and, if it does convert or exercise its option, that such conversion or option exercise will result in a majority interest in such area developer.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

  (b) Commitments to Extend Area Developer Financing

  The following table summarizes credit commitments for area developer financing (in thousands of dollars, except number of area developers):

                                                    DECEMBER 31,   DECEMBER 29,
                                                        1995           1996
                                                    ------------   ------------
Number of area developers receiving
 financing..............................                       2             11
Loan commitments........................                $ 16,000      $ 283,200
Unused loans............................                 (12,462)      (142,446)
                                                        --------      ---------
Loans outstanding (included in Notes
 Receivable)............................                $  3,538      $ 140,754
                                                        ========      =========
Contributed capital.....................                $  4,000      $  75,765
                                                        ========      =========

  The following table summarizes area developer financing activity of the Company during 1995 and 1996 (in thousands of dollars):

                                                            1995         1996
                                                        ----------    ---------
Area developer loan balances,
   beginning of period..................                $      -      $   3,538
Loan advances...........................                   7,369        206,762
Loan repayments.........................                  (3,831)       (69,546)
                                                        ---------     ---------
Area developer loan balances,
   end of year..........................                $  3,538      $ 140,754
                                                        =========     =========

  The majority of the loan advance and repayment activity reflects the revolving nature of the loans, that is, amounts are drawn and repaid on a regular basis to optimize cash management.

  The principal maturities on the aforementioned notes receivable are as follows (in thousands of dollars):

1998.......................................   $    375
1999......................................       9,582
2000......................................      14,075
2001......................................      14,075
Thereafter................................     102,647
                                           -----------
                                              $140,754
                                           ===========

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

  The following table sets forth certain combined financial information, as of the dates indicated, provided by all the Company's area developers. During 1995, two area developers were formed, and their data have been included in the table

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES for 1995 from the dates of their respective formation. During 1996, ten area developers were formed, and their data has been included in the table for 1996 from the dates of their respective formations. In addition, one area developer combined with one other area developer with geographically contiguous territory.

                                            DECEMBER 31,                 DECEMBER 29,
                                                1995                         1996
                                          --------------                 ------------
                                            (in thousands, except number of area
                                                  developers and store data)
Total number of area developers.........           2                              11
Total number of area developer
 stores open............................          13                             301

Balance sheet data:
 Total gross assets.....................     $ 9,262                       $ 221,156
 Total debt:
   To the Company.......................       3,538                         140,754
   To third parties.....................          -                               -
 Total other liabilities (including
  trade payables).......................       3,011                          37,033
 Total partner/member equity............       2,676                          33,847

                                                      FISCAL PERIOD ENDED
                                           DECEMBER 31,                  DECEMBER 29,
                                               1995                         1996
                                           ------------                  ------------
                                                         (in thousands)
Statement of operations data:
 Gross revenue..........................     $    768                       $ 109,940
 Income (loss) from continuing
  operations............................       (1,324)                        (40,592)

Statement of cash flows data:
 Cash flows from (used in) operating
  activities............................      $ 1,616                       $ (16,382)
 Cash flows from (used in) investing
  activities............................       (8,064)                       (187,955)
 Cash flows from (used in) financing
  activities............................        7,038                         205,756
                                            ------------                  -------------
   Net change in cash...................      $   590                       $   1,419
                                            =============                 ==============

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

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

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

  The Company also has a non-employee directors stock option plan (the "Directors Plan"), under which options to purchase up to 100,000 shares of the common stock of the Company may be granted to directors of the Company who are not officers or employees of the Company. Under the terms of the Directors Plan, the Company automatically grants to each such director, upon election or re-election as a director of the Company, options to purchase shares having a fair market value of $50,000 at the date of the grant, except that initial grants under the Directors Plan were made on the date the Directors Plan was adopted by the Company's board of directors. Options are granted at a price equal to the fair market value of the stock on the date of grant, become exercisable after the end of one year from the date of grant and have a term of ten years from the date of grant. The options are subject to termination should the optionee's service as a director of the Company terminate. At December 29, 1996, 12,954 shares had been granted under the Directors Plan, at an exercise price of $11.58 per share.

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

                                            1995      1996
                                        -------------------
Net income (loss) - as reported.........  $(43,716)  $5,707
Net income (loss) - pro forma...........   (44,395)   3,188
Net income (loss) per common and
 equivalent share - as reported.........     (4.54)    0.25

Net income (loss) per common and
 equivalent share - pro forma...........     (4.97)    0.14



  The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                             1995        1996
                                        -----------------------
Expected volatility.....................       38.0%       37.1%
Risk-free interest rate.................        6.8%        6.3%
Expected lives..........................        5 years     5 years
Dividend yield..........................        0           0

  Activity under the option plans through December 29, 1996 was as follows:

                                                      WEIGHTED
                                                       AVERAGE
                                                       OPTION
                                          NUMBER OF     PRICE
                                           SHARES     PER SHARE
                                        -----------  ------------
Granted.................................  2,090,248       $5.93
Canceled................................    (16,778)       5.88
                                        -----------  ------------
Outstanding as of December 31, 1995.....  2,073,470        5.93
  Granted...............................  1,959,165        7.94
  Exercised.............................   (353,096)       6.03
  Canceled..............................   (201,464)       7.27
                                        -----------  ------------
Outstanding as of December 29, 1996.....  3,478,075       $6.87
                                        ===========  ============
Exercisable as of December 29, 1996.....    275,824       $5.93
                                        ===========  ============

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES


Information on options outstanding at December 29, 1996 is as follows:

                                                                    OPTIONS EXERCISABLE
                                     WEIGHTED                   ---------------------------
                                     AVERAGE
                                    REMAINING       WEIGHTED                    WEIGHTED
      RANGE OF           NUMBER    CONTRACTUAL      AVERAGE        NUMBER       AVERAGE
   EXERCISE PRICE      OF OPTIONS  LIFE (YEARS)  EXERCISE PRICE  OF OPTIONS  EXERCISE PRICE
-----------------      ----------  ------------  --------------  ----------  --------------
        $5.88           1,616,739         8.46           $ 5.88     257,700           $5.88
   6.01  -   9.00       1,433,755         9.04             6.58      18,124            6.54
   9.01  -  12.00         417,411         9.41            11.36           -               -
  12.01  -  15.00           8,109         9.58            15.00           -               -
  27.01  -  30.00             685         9.70            29.13           -               -
  30.01  -  33.00           1,376         9.76            32.63           -               -
                       ----------  ------------  --------------  ----------  --------------
        Total           3,478,075         8.81           $ 6.87     275,824           $5.93
                       ==========  ============  ==============  ==========  ==============

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

  Pursuant to Statement of Financial Accounting Standards No. 57, all the Company's area developers may be deemed to be related parties as a result of the lending and franchise relationships with its area developers. Total royalties and franchise-related fees earned from all area developers were $671,000 and $19.9 million in 1995 and 1996, respectively. Total interest income earned from all area developers was $67,000 and $6.0 million in 1995 and 1996, respectively. Total notes receivable from all area developers were $3.5 million and $140.8 million at December 31, 1995 and December 29, 1996, respectively.

  Certain officers and directors of the Company and Boston Chicken are investors in Bagel Funding and had invested an aggregate of $15.2 million in Bagel Funding at December 29, 1996. The Company is the manager of Bagel Funding but has no equity interest in Bagel Funding. Bagel Funding paid $500,000 to the Company in its capacity as manager during 1996.

  Certain directors and officers and members of their families have a direct or indirect equity interest in the Company's area developers. The Company received fees and other payments from these entities aggregating approximately $2.3 million and $33.0 million in fiscal 1995 and 1996, respectively, for area development, real estate, software maintenance,

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES franchise, royalty, miscellaneous fees, interest and deposits. The Company has also sold to these entities, stores, inventory, equipment and other miscellaneous net assets for which it received approximately $5.5 million and $49.9 million in fiscal 1995 and 1996, respectively.

  During fiscal 1995 and 1996, the Company paid approximately $86,000 and $98,000, respectively, to Bowana Aviation, Inc. ("Bowana") for the Company's use of aircraft owned by Bowana. A director and a member of his family (both stockholders of the Company) own Bowana. The Company believes that the amounts charged by Bowana are at rates at least comparable to those charged by unaffiliated third parties.

14.  SUBSEQUENT EVENT

  On March 24, 1997, the Company sold the 16 remaining Company stores and related assets to Sunbelt Bagels, L.L.C., a newly-formed area developer, for approximately $3.3 million. No material gain or loss resulted from this sale.

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

                                       ARTHUR ANDERSEN LLP



Denver, Colorado
March 24, 1997

                                                                     SCHEDULE II

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS



                                         Balance   Additions    Deductions
                                           at      charged to      for        Balance
                                        beginning  costs and     accounts    at end of
Classifications                         of period   expenses   written-off    period
--------------------------------------  ---------  ----------  ------------  ---------
Fiscal year ended December 29, 1996:
  Allowance for Doubtful Accounts.....    $81,000  $        -     $(81,000)  $       -
Period ended December 31, 1995:
  Allowance for Doubtful Accounts.....          -      81,000            -      81,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors. The information appearing under the caption "Election of Directors" in the Company's Proxy Statement dated April 1, 1997 (the "Proxy Statement") is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information appearing under the captions "Certain Transactions" and " Relationships with Boston Chicken" in the Proxy Statement is incorporated herein by reference.

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

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 12, 1997
                                    Einstein/Noah Bagel Corp.

                                    By: /s/ MARK R. GOLDSTON
                                    ---------------------------------------
                                    Name:    Mark R. Goldston
                                    Title:   President and
                                             Chief Executive Officer

                                    EXHIBITS

  EXHIBIT
   NUMBER                            DESCRIPTION OF EXHIBIT+               PAGE
--------------------------------------------------------------------------------

   2                         Merger Agreement dated as of January 22,
                             1996, as amended, among the Company, NNYB
                             Acquisition Corporation, Noah's New York
                             Bagels, Inc. ("Noah's"), and the
                             shareholders and optionholders of Noah's
                             (the "Noah's Agreement") (incorporated by reference to Exhibit 2.5 to the Company's
                             Registration Statement on Form S-1
                             (Registration No. 333-04725)).

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

                                   Exhibit 1

  EXHIBIT
   NUMBER                              DESCRIPTION OF EXHIBIT+             PAGE
--------------------------------------------------------------------------------
   4.7                       Concurrent Offering Purchase Agreement dated
                             November 26, 1996 between Boston Chicken and
                             the Company ("Concurrent Offering Purchase
                             Agreement") (incorporated by reference to
                             Exhibit 10.41 to Boston Chicken's 1996 annual
                             report on Form 10-K).

   4.8                       Registration Rights Agreement dated February
                             24, 1997 by and between the Company and
                             Alamo Bagels, L.P. (incorporated by
                             reference to the Company's 1996 Annual
                             Report on Form 10-K).

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

                                   Exhibit 2

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBIT+             PAGE
--------------------------------------------------------------------------------

   10.5(a)                   Secured Credit Agreement dated as of May 17,
                             1996 among the Company, the Lenders named therein, and Bank of America Illinois, as Agent ("Secured Credit Agreement")
                             (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-04725)).

   10.5(b)                   First Amendment and Waiver to Secured Credit
                             Agreement dated August 27, 1996
                             (incorporated by reference to Exhibit
                             10.9(b) to the Company's Registration
                             Statement on Form S-1 (Registration No.
                             333-12395)).

   10.5(c) Second Amendment to Secured Credit Agreement dated April 29, 1997.

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

                                   Exhibit 3

  EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBIT+             PAGE
--------------------------------------------------------------------------------

   10.10(a)                  Amended and Restated Real Estate Services
                             Agreement dated as of May 28, 1996 between Boston Chicken and the Company (incorporated by reference to Exhibit 10.14(a) to the Company's Registration Statement on Form S-1
                             (Registration No. 333-04725)).

   10.10(b)                  Amended and Restated Real Estate Services
                             Agreement Termination Agreement dated as of June 17, 1996 between the Company and Boston
                             Chicken (incorporated by reference to
                             Exhibit 10.14 (b) to the Company's
                             Registration Statement on Form S-1
                             (Registration No. 333-04725)).

   10.11(a)                  Amended and Restated Computer and
                             Communications Systems Services Agreement dated as of June 17, 1996 between Boston
                             Chicken and the Company (incorporated by reference to Exhibit 10.15(a) to the Company's Registration Statement on Form S-1
                             (Registration No. 333-04725)).

   10.11(b)                  First Amendment to the Amended and Restated
                             Computer and Communications Systems Services
                             Agreement dated as of June 17, 1996 between Boston Chicken and the Company (incorporated by reference to Exhibit 10.15(b) to the Company's Registration Statement on Form S-1
                             (Registration No. 333-04725)).

   10.12                     Letter Agreement dated April 5, 1996 between
                             Mark R. Goldston and the Company
                             (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 333-04725)).

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

__________

+ In case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802. +++Confidential treatment requested.

                                   Exhibit 4

  EXHIBIT
   NUMBER                              DESCRIPTION OF EXHIBIT+             PAGE
--------------------------------------------------------------------------------

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

   10.17                      Fifth Amended and Restated Limited Liability
                              Company Agreement of Bagel Store Development
                              Funding, L.L.C. ("Bagel Funding") dated as of April 14, 1997.

   10.18 Form of agreement between the Company and Bagel Funding relating to the Company's purchase of Bagel Funding's interests in area developers (incorporated by reference to Exhibit 10.30 to the Company's
                              Registration Statement on Form S-1
                              (Registration No. 333-04725)).

   10.19 Form of Area Development Agreement between the Company and its Area Developers
                              (included in Exhibit 99).

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

                                   Exhibit 5

  EXHIBIT
   NUMBER                              DESCRIPTION OF EXHIBIT+             PAGE
--------------------------------------------------------------------------------

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

   11                        Statement re: Computation of Earnings (Loss)
                             Per Share (incorporated by reference to the Company's 1996 Annual Report on Form 10-K).

   21 Subsidiaries of the Company (incorporated by reference to the Company's 1996 Annual Report on Form 10-K).

   23.1 Consent of Arthur Andersen LLP with respect to the Audited Consolidated Financial
                             Statements of the Company

   27 Financial Data Schedule (incorporated by reference to the Company's 1996 Annual
                             Report on Form 10-K).

   99                        Uniform Franchise Offering Circular dated
                             March 27, 1997.


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