Form 10-Q
period 1997-04-20
EINSTEIN NOAH BAGEL CORP
filed 1997-05-30
CIK 1007184

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 20, 1997

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

                            Yes __X__     No _____

Number of shares of common stock, $.01 par value per share, outstanding as of May 28, 1997: 33,011,417.

                           EINSTEIN/NOAH BAGEL CORP.

                                     INDEX


PART I.    FINANCIAL INFORMATION                                                                         Page No.
           Item 1. Financial Statements

               Consolidated Balance Sheets as of December 29, 1996 and
               April 20, 1997..............................................................................   3

               Consolidated Statements of Operations for the quarters ended April 21, 1996
               and April 20, 1997..........................................................................   4

               Consolidated Statements of Cash Flows for the quarters ended April 21, 1996
               and April 20, 1997..........................................................................   5

               Notes to Consolidated Financial Statements..................................................   6

           Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................................................   10

PART II.   OTHER INFORMATION

           Item 2. Changes in Securities...................................................................   14

           Item 6. Exhibits and Reports on Form 8-K........................................................   14

           Signature Page..................................................................................   15

           Exhibit Index...................................................................................   Exhibit - 1

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                          December 29,    April 20,
                                              1996          1997
                                          ------------    ---------
                                                         (Unaudited)
ASSETS
------
Current Assets:
 Cash and cash equivalents..............  $     50,741    $     237
 Accounts receivable....................         5,589        9,406
 Prepaid expenses and other current                579          438
  assets................................
 Deferred income taxes..................             -        1,315
                                          ------------    ---------
  Total current assets..................        56,909       11,396

Property and Equipment, net.............        28,213       27,766
Notes Receivable:
 Area developers........................       140,754      211,742
 Others.................................         5,333        5,257
Goodwill, net...........................        68,921       66,722
Trademarks, net.........................        22,239       22,153
Recipes, net............................         4,758        4,597
Other Assets, net.......................         5,291        7,107
Deferred Income Taxes...................             -          612
                                          ------------    ---------
  Total assets..........................  $    332,418    $ 357,352
                                          ============    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts payable.......................  $      3,873    $   4,832
 Accrued expenses.......................         3,615        4,886
 Deferred franchise revenue.............         3,000        3,000
                                          ------------    ---------
  Total current liabilities.............        10,488       12,718

Revolving Credit Facility...............             -        7,800
Deferred Franchise Revenue..............         6,105        6,700
Other Noncurrent Liabilities............           308          285
Commitments and Contingencies
Stockholders' Equity:
 Preferred Stock --$.01 par value;
  20,000,000 shares authorized; no
  shares issued and outstanding.........             -            -
 Common Stock --$.01 par value;
  200,000,000 shares authorized; issued
  and outstanding: 32,299,756 in
  December and 32,939,413 in April.....            323          329
 Additional paid-in capital.............       353,203      362,351
 Accumulated deficit....................       (38,009)     (32,831)
                                          ------------    ---------
  Total stockholders' equity............       315,517      329,849
                                          ------------    ---------
   Total liabilities and stockholders'
    equity..............................  $    332,418    $ 357,352
                                          ============    =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                              Quarter Ended
                                          ---------------------
                                          April 21,   April 20,
                                             1996       1997
                                          ---------   ---------
Revenue:
  Royalties and franchise-related fees..  $   3,559   $   9,338
  Interest income.......................        423       5,287
  Company-operated stores...............     18,397       2,103
                                          ---------   ---------
    Total revenue.......................     22,379      16,728

Costs and Expenses:
  Cost of products sold.................      5,490         704
  Salaries and benefits.................      9,128       3,018
  General and administrative............      9,031       5,774
                                          ---------   ---------
    Total costs and expenses............     23,649       9,496
                                          ---------   ---------

Income (Loss) from Operations...........     (1,270)      7,232

Other Income (Expense):
  Interest income (expense), net........     (3,333)        221
  Other income, net.....................      1,286           -
                                          ---------   ---------
    Total other income (expense)........     (2,047)        221
                                          ---------   ---------

Income (Loss) Before Income Taxes.......     (3,317)      7,453
Income Taxes............................          -       2,275
                                          ---------   ---------
Net Income (Loss).......................  $  (3,317)  $   5,178
                                          =========   =========

Net Income (Loss) Per Common and
  Equivalent Share......................  $   (0.35)  $    0.15
                                          =========   =========

Weighted Average Number of Common
  and Equivalent Shares Outstanding.....      9,679      34,962
                                          =========   =========



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                Quarter Ended
                                            ---------------------
                                            April 21,   April 20,
                                               1996        1997
                                            ---------   ---------
Cash Flows from Operating Activities:
 Net income (loss)........................  $  (3,317)  $   5,178
 Adjustments to reconcile net income
  (loss) to net cash from (used in)
   operating activities:
   Depreciation and amortization..........      1,914       1,763
   Gain on sale of marketable equity
    securities............................     (1,267)          -
   Warrant and option expense.............         58          26
   Deferred income taxes..................          -      (1,926)
   Changes in assets and liabilities,
    net of effect of acquisitions:
     Accounts receivable..................     (3,710)     (3,873)
     Accounts payable and accrued
      expenses............................     (2,440)      5,363
     Deferred franchise revenue...........      1,660         595
     Other assets and liabilities.........     (2,981)        (90)
                                            ---------   ---------
      Net cash provided by (used in)
       operating activities...............    (10,083)      7,036
                                            ---------   ---------

Cash Flows from Investing Activities:
 Purchase of property and equipment.......    (17,557)     (3,872)
 Proceeds from sale of assets.............     25,088       3,600
 Purchase of other assets.................       (744)     (2,362)
 Acquisition of Noah's New York Bagels,
  Inc., net of cash acquired..............   (100,902)          -
 Issuance of notes receivable.............    (39,003)   (124,298)
 Repayment of notes receivable............      7,972      53,386
 Proceeds from sales of marketable
  equity securities, net of purchases.....      1,267           -
                                            ---------   ---------
   Net cash used in investing activities..   (123,879)    (73,546)
                                            ---------   ---------

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock...     13,009       8,206
 Proceeds from debt.......................    208,929      29,500
 Repayment of debt........................    (90,432)    (21,700)
                                            ---------   ---------
   Net cash provided by financing
    activities............................    131,506      16,006
                                            ----------  ---------
Net Decrease in Cash and Cash
 Equivalents..............................     (2,456)    (50,504)
Cash and Cash Equivalents, beginning of
 period...................................      5,368      50,741
                                            ---------   ---------
Cash and Cash Equivalents, end of period..  $   2,912   $     237
                                            =========   =========



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

  The consolidated financial statements have been prepared by Einstein/Noah Bagel Corp. (the "Company") and are unaudited except for the consolidated balance sheet at December 29, 1996 and notes related thereto. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of April 20, 1997 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information are included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K/A for the year ended December 29, 1996. The consolidated results of operations for the quarter ended April 20, 1997 are not necessarily indicative of the results expected for the full year.

2. Area Developer Financing

   The Company currently offers partial financing to its area developers for use in expansion of their operations in the form of convertible secured loans. The maximum loan amount is established to give the Company majority ownership of the area developer upon conversion (or option exercise, as described further below) provided the Company exercises its right to participate in any intervening financing by the area developer. Area developer financing requires the developer to expend at least 75% of its contributed capital toward developing stores prior to drawing on the revolving loan facility provided by the Company, with draws permitted during a three-year draw period in a predetermined maximum amount generally equal to four times the amount of the area developer's contributed capital. Upon expiration of the draw period, the loan converts to an amortizing term loan payable over five years in periodic installments, with a final balloon payment. The Company may extend the draw and repayment periods in connection with the area developer purchasing additional development rights, contributing additional capital or other amendments to the loan agreement. Interest is set at the applicable reference rate of Bank of America Illinois (8.5% at April 20, 1997 and an average rate of 8.3% for the quarter ended April 20, 1997) plus 1%, and is payable each four-week period. The loan is secured by a pledge of substantially all of the assets of the area developer.

   (a)  Loan Conversion Option

   All or any portion of the loan amount may be converted, at the Company's election at any time after the expiration of a specified moratorium period (generally two years) and after the area developer has completed not less than 80% of its area development commitment or in the event of certain defaults, into equity in the area developer at the conversion price set forth in such loan agreement, which is at a premium over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement. Default provisions contained in the area developer loans typically include default in payment of principal and interest, breach of a representation or warranty or of any covenant contained in the loan agreement or security instruments, bankruptcy or bankruptcy-related act of the borrower, resignation or termination of key management personnel, default under the area development agreement, termination of three or more franchise agreements, dissolution or liquidation, material adverse change in financial condition, default of other indebtedness, sublease or any real estate lease, a judgment in excess of $100,000 (not satisfied, vacated or covered by insurance) and the invalidity or termination of any security instrument. The conversion price is negotiated at arms' length with each area developer and is set at a premium over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement or subsequent amendments thereto. On average, upon conversion, the Company would own an 80% interest in each of its area developers. To the extent such loan is not fully drawn or has been drawn and repaid, the Company has a corresponding option to acquire at the loan conversion price the amount of additional equity it could have acquired by conversion of the loan had it been fully drawn.

  There can be no assurance the Company will convert any loan amount or exercise its option at such time as it may be permitted to do so and, if it does convert or exercise its option, that such conversion or option exercise will result in a majority interest in such area developer.

  (b)  Commitments to Extend Area Developer Financing

  The following table summarizes credit commitments for area developer financing (in thousands of dollars, except number of area developers):

                                                   December 29,   April 20,
                                                       1996          1997
                                                   ------------   ---------
    Number of area developers receiving financing            11          12
    Loan commitments.............................  $    283,200   $ 359,900
    Unused loans.................................      (142,446)   (148,158)
                                                   ------------   ---------
    Loans outstanding............................  $    140,754   $ 211,742
                                                   ============   =========
    Contributed capital..........................  $     75,765   $  95,227
                                                   ============   =========

  The following table summarizes area developer financing activity of the Company during the quarters ended (in thousands of dollars):

                                                         Quarter Ended
                                                   -----------------------
                                                   April 21,     April 20,
                                                     1996          1997
                                                   ---------     ---------
Area developer loan balances, beginning
 of quarter......................................  $   3,538     $ 140,754
Loan advances....................................     36,928       124,298
Loan repayments..................................     (7,900)      (53,310)
                                                   ---------     ---------
Area developer loan balances, end of
 quarter.........................................  $  32,566     $ 211,742
                                                   =========     =========

  The majority of the loan advance and repayment activity reflects the revolving nature of the loans; that is, amounts are drawn and repaid on a regular basis to optimize cash management.

  (c) Credit Risk and Allowance for Loan Losses

  Three of the Company's area developers accounted for approximately 16%, 15% and 12% of the area developer notes receivable balance at April 20, 1997, and no other area developer of the Company individually accounted for 10% or more of such notes receivable balance as of such date.

  The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of each area developer's use of loan proceeds, stage of development, adherence to its store development schedule, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions, and other factors which management deems relevant at the time. Based upon this review and analysis, no allowance was required as of December 29, 1996 or April 20, 1997.

  The following table sets forth certain combined audited financial information, as of the dates indicated, provided annually by all the Company's area developers. During 1995, two area developers were formed, and their data have been included in the table for 1995 from the dates of their respective formation. During 1996, ten area developers were formed, and their data have been included in the table for 1996 from the dates of their respective formations. In addition, two area developers with geographically contiguous territories combined in 1996.

                                 December 31,          December 29,
                                    1995                  1996
                                 ------------          ------------
                                   (in thousands, except number of
                                    area developers and store data)
Total number of area
 developers....................             2                    11
Total number of area developer
 stores open...................            13                   301

Balance sheet data:
 Total gross assets............       $ 9,262             $ 221,156
 Total debt:
    To the Company.............         3,538               140,754
    To third parties...........             -                     -
 Total other liabilities
  (including trade
  payables)....................         3,011                37,033
 Total partner/member
  equity.......................       $ 2,676             $  33,847

                                         Fiscal Period Ended
                                 December 31,          December 29,
                                     1995                  1996
                                 ------------          ------------
                                           (in thousands)
Statement of operations data:
 Gross revenue.................       $   768             $ 109,940
 Income (loss) from
  continuing operations........        (1,324)              (40,592)

Statement of cash flows data:
 Cash flows from (used in)
  operating activities.........       $ 1,616             $ (16,382)
 Cash flows used in
  investing activities.........        (8,064)             (187,955)
 Cash flows from financing
  activities...................         7,038               205,756
                                 ------------           -----------
    Net change in cash.........       $   590             $   1,419
                                 ============           ===========

3.  Royalties and Franchise-Related Fees

     The components of royalties and franchise-related fees are comprised of the following (in thousands of dollars):

                                            Quarter Ended
                                 ----------------------------------
                                 April 21, 1996      April 21, 1997
                                 --------------      --------------
Royalties..................         $       680      $        4,223
Initial franchise and area
 developer fees............               2,600               4,160
Real estate fees and lease
 income....................                   -                 844
Other......................                 279                 111
                                 --------------      --------------
                                    $     3,559      $        9,338
                                 ==============      ==============

4.  Earnings Per Share

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires disclosure of basic and dilutive earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for financial statements issued for period ending after December 15, 1997. The pro forma earnings per share for the quarters ended April 21, 1996 and April 20, 1997, utilizing the requirements of SFAS No. 128 are as follows:


                                              Quarter Ended
                                   ----------------------------------
                                     April 21, 1996   April 21, 1997
                                   ----------------   ---------------
Basic earnings (loss) per share....          ($0.35)           $0.16
Diluted earnings (loss) per share..          ($0.35)           $0.15

5.  Commitments

  As of April 20, 1997, Bagel Store Development Funding, L.L.C. ("Bagel Funding") had invested a total of $89.5 million, in the common equity of the Company's area developers. As of April 20, 1997, the Company was the manager of Bagel Funding. Bagel Funding has the right to require each area developer to redeem Bagel Funding's equity interest in an area developer at a pre-determined formula price based on the store level cash flow of the area developer in the event that (i) the Company acquires a majority equity interest in the area developer pursuant to the exercise of its conversion or option rights under the area developer's secured loan agreement; (ii) the Company does not consent to the area developer's request to undertake a firm commitment underwritten public offering after the Company's conversion and option rights under its loan agreement with the area developer have expired unexercised; or (iii) the Company does not consent to the area developer's request to terminate the area developer's area development and franchise agreements with the Company after the Company's conversion and option rights under its loan agreement with the area developer have expired unexercised. In the event the area developer does not redeem Bagel Funding's equity interest when required to do so, the Company will be obligated to purchase from Bagel Funding its equity interest in the area developer at the same price applicable to the area developer.

6. Contingencies

  The Company is subject to various lawsuits, claims and other legal matters in the course of conducting its business, including its business as a franchisor. The Company believes that the outcome of such lawsuits, claims, and other legal matters will not have a material impact on the Company's financial position or results of operations.

7. Subsequent Event

  On May 29, 1997, the Company issued in a private offering of $125.0 million aggregate principal amount of 7 1/4% convertible subordinated debentures due June 1, 2004. Interest is payable semi-annually on June 1 and December 1 of each year beginning December 1, 1997. The debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion rate of $21.25 per share, subject to adjustments under certain conditions. The debentures may be redeemed at the option of the Company beginning June 1, 2000, initially at 104.14% of their principal amount and at declining prices thereafter, plus accrued interest.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

  Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Einstein/Noah Bagel Corp. (the "Company"), its area developers, and Einstein Bros. Bagels(TM) and Noah's New York Bagels(R) stores to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; success of operating initiatives; development and operating costs; area developers' adherence to development schedules; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; the Company's relationship with, and the continued success of, Boston Chicken, Inc. ("Boston Chicken"), the Company's majority stockholder; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; food, labor and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-Q. The success of the Company is dependent on its area developers and the manner in which they operate and develop Einstein Bros. Bagels and Noah's New York Bagels stores.

General

  The Company commenced operations in March 1995 through the acquisition of three regional bagel retailers, with subsequent acquisitions in August 1995 and February 1996. The Company has sold all of the stores operated by it to area developers financed in part by the Company. Because the Company has sold all of its stores to its area developers and also intends to continue to expand its business primarily through such area developers, the Company anticipates that its future revenue will be derived principally from royalties, franchise-related fees and interest income from its area developers as opposed to revenue from Company stores. Additionally, due to the sale of Company stores to its area developers, costs of goods sold and salaries, benefits and general and administrative expenses from store operations will be eliminated, which will impact the overall costs and expenses of the Company. See "Special Note Regarding Forward-Looking Statements" above. Consequently, comparisons of operating results to date may not be meaningful.

  The Company currently estimates that there will be between 615 and 665 stores in operation systemwide by the end of 1997. See "Special Note Regarding Forward-Looking Statements" above. Area developer store revenue is not as high in the first periods following opening as it is in later periods and revenue for any new store is also highly dependent on the proximity of other franchise stores and those of competitors, the size of the store and its visibility. Consequently, the rate of royalty income increases may not be commensurable with the rate of store openings. Moreover, in order to support its expansion program, the Company is continuing to develop its corporate support center, and accordingly, certain related expenditures will be higher as a percentage of revenue in earlier periods than in later comparable periods. In addition, the Company's systemwide rapid expansion significantly affects its liquidity and capital requirements.

  The Company and Boston Chicken, the Company's majority stockholder, are parties to various agreements, pursuant to which Boston Chicken has agreed to provide to the Company certain accounting and administration, and computer and communications services. In addition, Boston Chicken has made available to the Company a non-convertible loan facility of up to $50.0 million, none of which was outstanding as of April 20, 1997.

Results of Operations

  Revenue. Total revenue decreased to $16.7 million for the quarter ended April 20, 1997 from $22.4 million for the prior comparable quarter due to the decrease in the number of Company-operated stores. The decrease in Company-operated stores was due to the sale of Company-operated stores to the Company's area developers. The Company completed the sale of its remaining stores to area developers in March 1997. There was an average of 12

Company-operated stores for the quarter ended April 20, 1997 compared to 66 for the prior comparable quarter. As a result, revenue from Company-operated stores decreased to $2.1 million for the quarter ended April 20, 1997 from $18.4 million for the prior comparable quarter.

  Royalty and franchise-related fees increased to $9.3 million for the quarter ended April 20, 1997 from $3.6 million for the prior comparable quarter. The increase was primarily due to an increase in royalties and initial franchise and area development fees attributable to the larger base of franchise stores operating systemwide, which increased to an average of 354 stores for the first quarter of 1997 from an average of 38 stores for the first quarter of 1996. Interest income from loans to area developers increased to $5.3 million for the quarter ended April 20, 1997 from $423,000 in the prior comparable quarter, due to higher outstanding loan balances associated with the increase in stores opened by the Company's area developers.

  Cost of Products Sold. Cost of products sold decreased to $704,000 for the quarter ended April 20, 1997 from $5.5 million for the prior comparable quarter. The decrease was primarily due to the decrease in the number of Company-operated stores. Cost of products sold, as a percentage of Company-operated store revenue, increased to 33.5% from 29.8%. The increase was primarily due to changing store mix and production methods related to the changing store mix.

  Salaries and Benefits. Salaries and benefits decreased to $3.0 million for the quarter ended April 20, 1997 from $9.1 million for the prior comparable quarter. The decrease was due to the decrease in the number of Company-operated stores in 1997, offset by increases in employees at the Company's support center necessary to support systemwide expansion.

  General and Administrative. General and administrative expenses decreased to $5.8 million for the quarter ended April 20, 1997 from $9.0 million for the quarter ended April 21, 1996. The decrease was due to the decrease in the number of Company-operated stores in 1997, offset by increases in expenditures necessary to support systemwide expansion.

  Other Income (Expense). The Company had other income, consisting of interest income on short-term cash investments, of $221,000 for the quarter ended April 20, 1997 compared to other expenses of $2.0 million for the quarter ended April 21, 1996. During the first quarter of 1996, the Company had an average outstanding balance of $109.4 million on its credit facilities resulting in $3.3 million in interest expense. In the first quarter of 1997, the Company had a positive cash balance for the majority of the quarter. The interest expense incurred in 1996 was partially offset by gains realized on the sale of marketable equity securities.

  Income Taxes. The provision for income taxes for the quarter ended April 20, 1997 reflects the Company's expected effective tax rate.

Liquidity and Capital Resources

  Liquidity. Cash provided by operating activities for the quarter ended April 20, 1997 was $7.0 million, an increase of $17.1 million from cash used in operating activities of $10.1 million for the quarter ended April 21, 1996. Net income increased to $5.2 million for the first quarter of 1997 compared to a net loss of $3.3 million for the first quarter of 1996. Cash provided by working capital increased to $2.0 million for the first quarter of 1997, compared to cash used to fund working capital of $7.5 million for the first quarter of 1996. This change in working capital was attributable to increases in accounts payable and accrued expenses experienced as a result of the general growth of the business in 1997 and the impact of the working capital reduction incurred from the sale of Company-operated stores to area developers in the first quarter of 1996.

  Cash provided by financing activities decreased to $16.0 million for the first quarter of 1997 compared to $131.5 million for the first quarter of 1996. Financing was primarily provided by proceeds from debt. Proceeds from the issuance of common stock provided $8.2 million for the first quarter of 1997, compared with $13.0 million for the first quarter of 1996. Subsequent to the end of the first quarter of 1997, the Company issued $125.0 million of 7 1/4% subordinated convertible debentures due 2004.

  The Company's primary use of capital reflects its goal of establishing brand awareness and market leadership by providing partial financing to its area developers for their use in store development and to finance their working capital needs. As of April 20, 1997, the Company had secured loan commitments to its area developers aggregating $359.9 million, of which $211.7 million had been advanced. Net loan advances to area developers were $71.0 million (consisting of $124.3 million of loan advances, net of $53.3 million of loan repayments) in the first quarter of 1997 compared to $29.0 million (consisting of $36.9 million of loan advances, net of $7.9 million of loan repayments) in the first quarter of 1996. The majority of the loan advance and repayment activity reflects the revolving nature of the loans; that is, amounts are drawn and repaid on a regular basis to optimize cash management. The increase in net loan advances was attributable to the increase in the number of stores opened by area developers in 1997 compared to 1996.

  As a result of executing the rapid expansion strategy required by the Company, the Company's area developers have incurred aggregate net losses of $1.3 million in 1995 (during which period most stores were operated by the Company) and $40.6 million in 1996, which amounts included (a) approximately $10.5 million of depreciation and amortization charges, (b) approximately $26.0 million attributable to investment overhead, scale inefficiencies in operating overhead, and other start-up costs which the Company believes are necessary to establish the Einstein Bros. Bagels and Noah's New York Bagels brands in new territories and open stores at a rate sufficient to gain a competitive advantage over similar concepts, and (c) royalties, interest, and other franchise-related fees that would no longer be incurred in the event the Company acquired, or converted its convertible secured loans to its area developers. As a result of the foregoing factors, as well as ongoing improvements to store operating performance and increases in scale efficiencies, the Company does not consider these start-up losses to be a meaningful financial measure during this rapid expansion phase (i.e., that period during which new stores constitute a significant percentage of the store base). The Company believes the rapid expansion phase for most of its area developers should last approximately three to four years from the time significant development commences in an area developer's primary markets. As the rapid expansion phase ends, the size of an area developer's store base should enable the area developer to gradually reduce and eventually recover start-up losses. The reduction in and recovery of losses are expected to be driven primarily by lower investment overhead, increased operational and advertising efficiencies, greater economies of scale, and increases in store revenue through continued product and service enhancements. The point at which losses may be recovered will vary by area developer depending primarily upon the size and timing of the area developer's store development schedule, the achievement of advertising efficiency, the level of debt and interest charges, the intensity of competition and the quality of management; however, there can be no assurance that such losses will be recovered. Because a majority of the Company's area developers are less than one year into significant store development in their respective market areas, the Company believes they will remain in the rapid expansion phase during 1997. Subsequent to the completion of the rapid expansion phase, the Company expects area developer profitability to be a more meaningful factor in assessing loan recoverability and any future loan commitments. Although the Company believes its current area developers will achieve profitability, in the event the foregoing strategy does not come to fruition or an area developer otherwise fails to achieve a sufficient level of profitability subsequent to the completion of its rapid expansion phase, such event could have material adverse impact on the Company's financial position and results of operations. See "Special Note Regarding Forward-Looking Statements" on page 9.

  The allowance for area developers' loan losses is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of the use of loan proceeds, adherence to store development schedules, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions, and other factors that management deems relevant at the time. Based upon this review and analysis, no allowance for loan losses was required as of December 29, 1996 and April 20, 1997.

  Area developer loans are convertible into a majority equity interest in the area developer at a conversion price set forth in the loan agreement, which is at a premium over the per unit price paid by investors in the area developer for their equity investments, after the expiration of a moratorium period, provided that the area developer has completed not less than 80% of its area development commitment, or in the event of certain defaults. Any determination to convert any area developer loan or otherwise acquire an equity interest in any area developer would involve a variety of economic and operational considerations, including the projected financial impact of converting the loan, the status of the area developer's market penetration, the performance of the area developer's stores, the Company's desire to own such stores and the willingness of the Company to incur the risk of owning such stores versus receiving income as a franchisor, lender and service provider, the Company's ability to manage stores if necessary, the future capital requirements of the area developer and its ability to raise a portion of such capital, and the demand on Company resources. However, factors and circumstances unique to a specific transaction may also impact the Company's decision. In addition, any loan conversion or other acquisition of an equity interest in an area developer by the Company would not be indicative of whether the Company intended to, or would, convert or otherwise acquire an equity interest in any other area developer. There can be no assurance that the Company will exercise its future rights to acquire an equity interest in any area developer to which it provides financing or that such exercise will result in control of the area developer. At April 20, 1997, the Company had not converted (nor did it have the right to convert) any loan to any area developer or otherwise acquired any equity interest in any area developer.

  In addition to providing funding to its area developers, the Company's capital requirements have consisted of development of its corporate infrastructure, which supports systemwide expansion, and investments in food production facilities. During the first quarter of 1997, the Company expended $3.9 million related to its corporate infrastructure and investments in food production facilities. During the first quarter of 1996, the Company expended $17.6 million on its corporate infrastructure, investments in food production facilities and store development, as well as $100.9 million for the acquisition of all the capital stock of Noah's New York Bagels, Inc. These capital expenditures have been offset with proceeds from selling Company stores. The Company generated $3.6 million in 1997 and $25.1 million in 1996 from the sale of stores to newly-formed area developers. There were no material gains or losses recognized as a result of these sales. The Company completed the sale of its remaining stores to newly-formed area developers during the first quarter of 1997. Consequently, the Company does not anticipate it will realize cash proceeds from the sale of stores in the future.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities.

  (c) During the first quarter of 1997, the Company issued (i) 231,023 shares of the Company's common stock to one of its area developers in connection with the acquisition by such area developer of certain assets of Bagel Boulevard Cafe America, Inc., Bagel Boulevard of Florida, Inc., Bagel Boulevard of Georgia, Inc. and Bagel Boulevard of Texas, Inc. and
        (ii) 364,150 shares of the Company's common stock upon the exercise of certain warrants for an aggregate purchase price of $2.4 million. All of such shares were issued and sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

Item 6. Exhibits and Reports on Form 8-K.

     A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

     B. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended April 20, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EINSTEIN/NOAH BAGEL CORP.


Date:  May 30, 1997                      /s/ Mark R. Goldston
                                 -------------------------------------
                                             Mark R. Goldston
                                 President and Chief Executive Officer


Date:  May 30, 1997                      /s/ W. Eric Carlborg
                                 -------------------------------------
                                             W. Eric Carlborg
                                         Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                             Exhibits
-------                            --------

 4.1 Indenture dated as of May 29, 1997 by and between the Company and Bankers Trust Company, as Trustee, which includes as Exhibits the forms of Debenture for the Company's 7 1/4% Convertible Subordinated Debentures due 2004 (the "Debenture Indenture") (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated as of May 30, 1997).

 4.2 Registration Rights Agreement dated May 22, 1997 by and between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Alex. Brown & Sons Incorporated and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of May 30, 1997).

10.1    Debenture Indenture (included in Exhibit 4.1).

10.2 Third Amendment dated May 20, 1997 to Secured Credit Agreement by and among the Company, the Lenders referenced therein and Bank of America Illinois, as Agent.

11      Statement re: Computation of Earnings (Loss) Per Share.

27      Financial Data Schedule.


                                   Exhibit-1