Form 10-Q
period 1997-07-13
EINSTEIN NOAH BAGEL CORP
filed 1997-08-22
CIK 1007184

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 13, 1997

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

                            Yes       X                No
                                  ----------               ----------

Number of shares of common stock, $.01 par value per share, outstanding as of August 20, 1997: 33,270,411.

                           EINSTEIN/NOAH BAGEL CORP.

                                     INDEX



PART I.  FINANCIAL INFORMATION                                                               Page No.
        Item 1.  Financial Statements

          Consolidated Balance Sheets as of December 29, 1996 and
          July 13, 1997..............................................................         3

          Consolidated Statements of Operations for the quarter
          and two quarters ended July 14, 1996 and July 13, 1997.....................         4

          Consolidated Statements of Cash Flows for the two
          quarters ended July 14, 1996 and July 13, 1997............................          5

          Notes to Consolidated Financial Statements................................          6

        Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............................          10

PART II.  OTHER INFORMATION

        Item 2.  Changes in Securities..............................................          14

        Item 4.  Submission of Matters to a Vote of Security Holders................          14

        Item 6.  Exhibits and Reports on Form 8-K...................................          14

        Signature Page..............................................................          16

        Exhibit Index...............................................................          Exhibit - 1


                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                      December 29,              July 13,
                                                                          1996                    1997
                                                                     ---------------          -----------
                                                                                              (Unaudited)
ASSETS
------
Current Assets:
   Cash and cash equivalents........................................     $ 50,741               $ 70,169
   Accounts receivable..............................................        5,589                 13,542
   Prepaid expenses and other current assets........................          579                    209
   Deferred income taxes............................................            -                  1,375
                                                                         --------               --------
     Total current assets...........................................       56,909                 85,295

Property and Equipment, net.........................................       28,213                 27,443
Notes Receivable:
   Area developers..................................................      140,754                259,158
   Others...........................................................        5,333                  3,437
Goodwill, net.......................................................       68,921                 65,148
Trademarks, net.....................................................       22,239                 22,115
Recipes, net........................................................        4,758                  7,521
Other Assets, net...................................................        5,291                 12,145
Deferred Income Taxes...............................................            -                    525
                                                                         --------               --------
     Total assets...................................................     $332,418               $482,787
                                                                         ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable.................................................     $  3,873               $  6,205
   Accrued expenses.................................................        3,615                  5,082
   Deferred franchise revenue.......................................        3,000                  3,000
                                                                         --------               --------
     Total current liabilities......................................       10,488                 14,287

Convertible Subordinated Debentures.................................            -                125,000
Deferred Franchise Revenue..........................................        6,105                  5,905
Other Noncurrent Liabilities........................................          308                    305
Commitments and Contingencies
Stockholders' Equity:
   Preferred Stock --$.01 par value; 20,000,000
      shares authorized; no shares issued and outstanding...........            -                      -
   Common Stock --$.01 par value; 200,000,000
     shares authorized; issued and outstanding:
     32,299,756 in December and 33,230,122 in July..................          323                    332
   Additional paid-in capital.......................................      353,203                364,675
   Accumulated deficit..............................................      (38,009)               (27,717)
                                                                         --------               --------
     Total stockholders' equity.....................................      315,517                337,290
                                                                         --------               --------
       Total liabilities and stockholders' equity...................     $332,418               $482,787
                                                                         ========               ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                             Quarter Ended                          Two Quarters Ended
                                                    -------------------------------           ------------------------------
                                                      July 14,            July 13,             July 14,             July 13,
                                                        1996                1997                 1996                 1997
                                                    -----------          ----------           ---------           -----------
Revenue:
   Royalties and franchise-related fees.............  $ 4,200              $ 7,988              $ 7,759              $17,326
   Interest income..................................      914                5,287                1,337               10,574
   Company-operated stores..........................   13,092                    -               31,489                2,103
                                                      -------              -------              -------              -------
      Total revenue.................................   18,206               13,275               40,585               30,003

Costs and Expenses:
   Cost of products sold............................    4,588                    -               10,078                  704
   Salaries and benefits............................    5,316                1,750               14,444                4,768
   General and administrative.......................    5,999                3,383               15,030                9,157
                                                      -------              -------              -------              -------
      Total costs and expenses......................   15,903                5,133               39,552               14,629
                                                      -------              -------              -------              -------

Income from Operations..............................    2,303                8,142                1,033               15,374

Other Income (Expense):
   Interest expense, net............................   (2,651)                (794)              (5,984)                (573)
   Other income, net................................      643                    -                1,929                    -
                                                      -------              -------              -------              -------
      Total other income (expense)..................   (2,008)                (794)              (4,055)                (573)
                                                      -------              -------              -------              -------

Income (Loss) Before Income Taxes...................      295                7,348               (3,022)              14,801
Income Taxes........................................        -                2,234                    -                4,509
                                                      -------              -------              -------              -------
Net Income (Loss)...................................  $   295              $ 5,114              $(3,022)             $10,292
                                                      =======              =======              =======              =======
Net Income (Loss) Per Common and
   Equivalent Share.................................    $0.01                $0.15               $(0.23)               $0.30
                                                      =======              =======              =======              =======
 Weighted Average Number of Common
   and Equivalent Shares Outstanding................   20,370               34,725               14,261               34,860
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

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                  Two Quarters Ended
                                                                        --------------------------------------
                                                                            July 14,              July 13,
                                                                              1996                  1997
                                                                        ----------------      ----------------
Cash Flows from Operating Activities:
Net income (loss)......................................................     $  (3,022)            $  10,292
   Adjustments to reconcile net income (loss) to net cash
       from (used in) operating activities:
       Depreciation and amortization...................................         3,087                 3,126
       Gain on sale of marketable equity securities....................        (1,872)                    -
       Warrant and option expense......................................             -                    48
       Deferred income taxes...........................................             -                (1,900)
       Changes in assets and liabilities, net of effect of
       acquisitions:
          Accounts receivable..........................................        (3,731)               (8,009)
          Accounts payable and accrued expenses........................        (5,162)                8,577
          Deferred franchise revenue...................................         7,040                  (200)
          Other assets and liabilities.................................        (4,834)                 (286)
                                                                            ---------             ---------
             Net cash provided by (used in) operating activities.......        (8,494)               11,648
                                                                            ---------             ---------

Cash Flows from Investing Activities:
   Purchase of property and equipment..................................       (27,066)               (6,172)
   Proceeds from sale of assets........................................        42,217                 3,600
   Purchase of other assets............................................        (7,179)               (6,280)
   Acquisition of Noah's New York Bagels, Inc., net of cash
   acquired............................................................      (100,902)                    -
   Issuance of notes receivable........................................      (118,747)             (222,144)
   Repayment of notes receivable.......................................        60,692               103,791
   Proceeds from sales of marketable equity securities, net of
   purchases...........................................................         1,872                     -
                                                                            ---------             ---------
       Net cash used in investing activities...........................      (149,113)             (127,205)
                                                                            ---------             ---------
Cash Flows from Financing Activities:
   Proceeds from issuance of common stock..............................        16,158                 9,985
   Proceeds from issuance of convertible subordinated
   debentures..........................................................             -               125,000
   Borrowings under credit facilities..................................       286,154                62,200
   Repayments under credit facilities..................................      (149,504)              (62,200)
                                                                            ---------             ---------
       Net cash provided by financing activities.......................       152,808               134,985
                                                                            ---------             ---------
Net Increase (Decrease) in Cash and Cash Equivalents...................        (4,799)               19,428
Cash and Cash Equivalents, beginning of period.........................         5,368                50,741
                                                                            ---------             ---------
Cash and Cash Equivalents, end of period...............................     $     569             $  70,169
                                                                            =========             =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The consolidated financial statements have been prepared by Einstein/Noah Bagel Corp. (the "Company") and are unaudited except for the consolidated balance sheet at December 29, 1996 and notes related thereto. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of July 13, 1997 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information are included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K/A for the year ended December 29, 1996. The consolidated results of operations for the quarter and two quarters ended July 13, 1997 are not necessarily indicative of the results expected for the full year.

2.   Area Developer Financing

     The Company currently offers partial financing to its area developers for use in expansion of their operations in the form of convertible secured loans. The maximum loan amount is established to give the Company majority ownership of the area developer upon conversion (or option exercise, as described further below) provided the Company exercises its right to participate in any intervening financing by the area developer. Area developer financing requires the area developer to expend at least 75% of its contributed capital toward developing stores prior to drawing on the revolving loan facility provided by the Company, with draws permitted during a three-year draw period in a predetermined maximum amount generally equal to four times the amount of the area developer's contributed capital. Upon expiration of the draw period, the loan converts to an amortizing term loan payable over five years in periodic installments, with a final balloon payment. The Company may extend the draw and repayment periods in connection with the area developer purchasing additional development rights, contributing additional capital or other amendments to the loan agreement. Interest is set at the applicable reference rate of Bank of America Illinois (8.50% at July 13, 1997, an average rate of 8.50% for the quarter ended July 13, 1997 and an average rate of 8.39% for the two quarters ended July 13, 1997) plus 1%, and is payable each four-week period. The loan is secured by a pledge of substantially all of the assets of the area developer.

     (a) Loan Conversion Option

     All or any portion of the loan amount may be converted, at the Company's election at any time after the expiration of a specified moratorium period (generally two years) and after the area developer has completed not less than 80% of its area development commitment or in the event of certain defaults, into equity in the area developer at the conversion price set forth in such loan agreement, which is at a premium over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement. Default provisions contained in the area developer loans typically include default in payment of principal and interest, breach of a representation or warranty or of any covenant contained in the loan agreement or security instruments, bankruptcy or bankruptcy-related act of the borrower, resignation or termination of key management personnel, default under the area development agreement, termination of three or more franchise agreements, dissolution or liquidation, material adverse change in financial condition, default of other indebtedness, sublease or any real estate lease, a judgment in excess of $100,000 (not satisfied, vacated or covered by insurance) and the invalidity or termination of any security instrument. The conversion price is negotiated at arms' length with each area developer and is set at a premium over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement or subsequent amendments thereto. On average, upon conversion, the Company would own approximately a 70% interest in each of its area developers on a fully diluted basis. To the extent such loan is not fully drawn or has been drawn and repaid, the Company has a corresponding option to acquire at the loan conversion price the amount of additional equity it could have acquired by conversion of the loan had it been fully drawn.

     There can be no assurance the Company will convert any loan amount or exercise its option at such time as it may be permitted to do so and, if it does convert or exercise its option, that such conversion or option exercise will result in a majority interest in the area developer.

     (b)  Commitments to Extend Area Developer Financing

     The following table summarizes credit commitments for area developer financing (in thousands of dollars, except number of area developers):

                                                               December 29,                July 13,
                                                                   1996                      1997
                                                               ------------              ------------
Number of area developers receiving financing..................          11                       8
Loan commitments...............................................   $ 283,200               $ 359,900
Loan availability..............................................    (142,446)               (100,742)
                                                                  ---------               ---------
Loans outstanding..............................................   $ 140,754               $ 259,158
                                                                  =========               =========
Contributed capital............................................   $  75,765               $ 109,621
                                                                  =========               =========

     During the first two quarters of 1997, one area developer was formed and several area developers merged reducing the number of area developers receiving financing from 11 to eight.

     The following table summarizes area developer financing activity (in thousands of dollars):

                                                                          Two Quarters Ended
                                                                       July 14,         July 13,
                                                                         1996             1997
                                                                      ----------       ----------
Area developer loan balances, beginning of period...................    $  3,538       $ 140,754
Loan advances.......................................................      77,017         222,144
Loan repayments.....................................................     (21,234)       (103,740)
                                                                        --------       ---------
Area developer loan balances, end of period.........................    $ 59,321       $ 259,158
                                                                        ========       =========

     The majority of the loan advance and repayment activity reflects the revolving nature of the loans; that is, area developers draw and repay amounts to optimize cash management.

     (c)  Credit Risk and Allowance for Loan Losses

     Six of the Company's area developers accounted for approximately 17%, 16%, 14%, 14%, 12% and 10% of the area developer notes receivable balance at July 13, 1997, and no other area developer of the Company individually accounted for 10% or more of such notes receivable balance as of such date.

     The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of each area developer's use of loan proceeds, stage of development, adherence to its store development schedule, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions, and other factors which management deems relevant at the time. Based upon this review and analysis, no allowance was required as of December 29, 1996 or July 13, 1997.

     The following table sets forth certain combined audited financial information, as of the dates indicated, provided annually to the Company by its area developers. During 1995, two area developers were formed, and their data have been included in the table for 1995 from the dates of their respective formation. During 1996, ten area developers were formed, and their data have been included in the table for 1996 from the dates of their respective formations. In addition, two area developers with geographically contiguous territories combined in 1996.

                                                                                       December 31,           December 29,
                                                                                           1995                   1996
                                                                                   ------------------     ------------------
                                                                                      (in thousands, except number of area
                                                                                           developers and store data)
          Total number of area developers.....................................                      2                     11
          Total number of area developer
            stores open.......................................................                     13                    301


          Balance sheet data:
            Total gross assets................................................     $            9,262     $          221,156
            Total debt:
               To the Company.................................................                  3,538                140,754
               To third parties...............................................                      -                      -
            Total other liabilities (including trade payables)................                  3,011                 37,033
            Total partner/member equity.......................................     $            2,676     $           33,847

                                                                                                Fiscal Period Ended
                                                                                   -----------------------------------------
                                                                                       December 31,            December 29,
                                                                                           1995                    1996
                                                                                   ------------------     ------------------
                                                                                                  (in thousands)
          Statement of operations data:
            Gross revenue......................................................    $              768     $          109,940
            Loss from continuing operations....................................                (1,324)               (40,592)

          Statement of cash flows data:
            Cash flows from (used in) operating activities.....................    $            1,616     $          (16,382)
            Cash flows used in investing activities............................                (8,064)              (187,955)
            Cash flows from financing activities...............................                 7,038                205,756
                                                                                   ------------------     ------------------
               Net change in cash..............................................    $              590     $            1,419
                                                                                   =================      ==================

3. Convertible Subordinated Debentures

     On May 29, 1997, the Company issued in a private offering $125.0 million aggregate principal amount of 7 1/4% convertible subordinated debentures due June 1, 2004. Interest is payable semi-annually on June 1 and December 1 of each year beginning December 1, 1997. The debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion rate of $21.25 per share, subject to adjustments under certain conditions. The debentures may be redeemed at the option of the Company beginning June 1, 2000, initially at 104.14% of their principal amount and at declining prices thereafter, plus accrued interest. In addition, the Company is required, as of 40 business days after the occurrence of a Change in Control (as defined in the indenture relating to the debentures) to purchase all or any part of any debenture at the option of the debenture holder. The Company's registration statement registering for resale the debentures and the shares of the Company's common stock issuable upon conversion of the debentures became effective on June 18, 1997.

4. Royalties and Franchise-Related Fees

     The components of royalties and franchise-related fees are comprised of the following (in thousands of dollars):

                                                                    Quarter Ended                       Two Quarters Ended
                                                             ------------------------------         -----------------------------
                                                             July 14,            July 13,           July 14,           July 13,
                                                               1996                1997               1996               1997
                                                             -----------         ----------         ----------         ----------
Royalties.........................................              $    995           $  3,950           $  1,674          $   8,173
Initial franchise and area developer fees.........                 3,060              3,280              5,660              7,440
Real estate fees and lease income.................                     -                647                  -              1,491
Other.............................................                   145                111                425                222
                                                                --------           --------           --------          ---------
                                                                $  4,200           $  7,988           $  7,759          $  17,326
                                                                ========           ========           ========          =========

5. Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires disclosure of basic and dilutive earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The pro forma earnings per share utilizing the requirements of SFAS No. 128 are as follows:

                                                 Quarter Ended                                Two Quarters Ended
                                  ------------------------------------------     -------------------------------------------
                                     July 14, 1996           July 13, 1997           July 14, 1996           July 13, 1997
                                  -------------------     ------------------     ------------------      -------------------
Basic earnings (loss) per share...        $0.01                  $0.15                  $(0.26)                   $0.31
Diluted earnings (loss) per share.        $0.01                  $0.15                  $(0.26)                   $0.30

6. Commitments

     As of July 13, 1997, Bagel Store Development Funding, L.L.C. ("Bagel Funding") had invested approximately $89.5 million in the common equity of the Company's area developers. As of July 13, 1997, the Company was the manager of Bagel Funding. Bagel Funding has the right to require each area developer to redeem Bagel Funding's equity interest in an area developer at a pre-determined formula price based on the store level cash flow of the area developer in the event that (i) the Company acquires a majority equity interest in the area developer pursuant to the exercise of its conversion or option rights under the area developer's secured loan agreement; (ii) the Company does not consent to the area developer's request to undertake a firm commitment underwritten public offering after the Company's conversion and option rights under its loan agreement with the area developer have expired unexercised; or (iii) the Company does not consent to the area developer's request to terminate the area developer's area development and franchise agreements with the Company after the Company's conversion and option rights under its loan agreement with the area developer have expired unexercised. In the event the area developer does not redeem Bagel Funding's equity interest when required to do so, the Company will be obligated to purchase from Bagel Funding its equity interest in the area developer at the same price applicable to the area developer.

7. Contingencies

     Three actions have been filed in the United States District Court for the District of Colorado, one on July 25, 1997 and two on August 8, 1997, against the Company and certain of its executive officers and directors. The complaints allege, among other things, that the Company and such officers and directors violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. In each case, the plaintiffs are seeking, among other things, (i) to certify their complaint as a class action on behalf of all persons who purchased the common stock of the Company during the purported class period, (ii) an award of unspecified compensatory damages, interest and costs to all members of the purported class, and (iii) equitable relief permitted by law, equity or federal or state statutes. The Company believes the complaints are without merit and intends to vigorously defend against the allegations made in the complaints.

     The Company is subject to various other lawsuits, claims and other legal matters in the course of conducting its business, including its business as a franchisor. The Company believes that the outcome of such lawsuits, claims, and other legal matters will not have a material impact on the Company's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

     CERTAIN STATEMENTS IN THIS FORM 10-Q UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF EINSTEIN/NOAH BAGEL CORP. (THE "COMPANY"), ITS AREA DEVELOPERS, AND EINSTEIN BROS.(R)BAGELS AND NOAH'S NEW YORK BAGELS(R) STORES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: COMPETITION; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT AND OPERATING COSTS; AREA DEVELOPERS' ADHERENCE TO DEVELOPMENT SCHEDULES; ADVERTISING AND PROMOTIONAL EFFORTS; BRAND AWARENESS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; THE COMPANY'S RELATIONSHIP WITH, AND THE CONTINUED SUCCESS OF, BOSTON CHICKEN, INC. ("BOSTON CHICKEN"), THE COMPANY'S MAJORITY STOCKHOLDER; AVAILABILITY, LOCATIONS AND TERMS OF SITES FOR STORE DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY AND TERMS OF CAPITAL; FOOD, LABOR AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATIONS; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q. THE SUCCESS OF THE COMPANY IS DEPENDENT ON ITS AREA DEVELOPERS AND THE MANNER IN WHICH THEY OPERATE AND DEVELOP EINSTEIN BROS. BAGELS AND NOAH'S NEW YORK BAGELS STORES. IN ADDITION TO STATEMENTS THAT EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES", "BELIEF", "EXPECTS", "PLANS", "ANTICIPATES", "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR.

General

     The Company commenced operations in March 1995 through the acquisition of three regional bagel retailers, with subsequent acquisitions in August 1995 and February 1996. The Company has sold all of the stores operated by it to area developers financed in part by the Company. Current revenue is derived principally from royalties, franchise-related fees and interest income from its area developers. Additionally, due to the sale of Company stores to its area developers, costs of goods sold, salaries, benefits and general and administrative expenses from store operations have been eliminated, which has and will continue to impact the overall costs and expenses of the Company. See "Special Note Regarding Forward-Looking Statements" above. Consequently, comparisons of operating results to date may not be meaningful.

     The Company and its area developers have commenced their annual development planning process for 1998, which will take into account various factors, including changes in the competitive environment and the effect of the current pace of development on store operations and performance. As a result of such review, the rate of store development for 1998 relative to the current pace of store development may be reduced. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ABOVE.

    Area developer store revenue is not as high in the first periods following opening as it is in later periods and revenue for any new store is also highly dependent on the proximity of other franchise stores and those of competitors, the size of the store and its visibility. Consequently, the rate of royalty income increases may not be commensurate with the rate of store openings. Moreover, in order to support its expansion program, the Company is continuing to develop its corporate support center, and accordingly, certain related expenditures will be higher as a percentage of revenue in earlier periods than in later comparable periods. In addition, the Company's systemwide rapid expansion significantly affects its liquidity and capital requirements. See "--Liquidity and Capital Resources".

      The Company and Boston Chicken, the Company's majority stockholder, are parties to various agreements, pursuant to which Boston Chicken has agreed to provide to the Company certain accounting and administration, and computer and communications services. In addition, Boston Chicken has made available to the Company a non-convertible loan facility of up to $50.0 million, none of which was outstanding as of July 13, 1997.

Results of Operations

     Revenue. Royalty and franchise-related fees increased to $8.0 million for the quarter ended July 13, 1997 from $4.2 million for the prior comparable quarter. Royalty and franchise-related fees increased to $17.3 million for the two quarters ended July 13, 1997 from $7.8 million for the prior comparable period. The increases were due to an increase in royalties and initial franchise and area development fees attributable to the larger base of franchise stores operating systemwide. The number of franchise stores increased to an average of 451 stores for the second quarter of 1997 from an average of 108 stores for the comparable 1996 period, and increased to an average of 394 stores for the first two quarters of 1997 from an average of 68 stores for the comparable 1996 period.

     Interest income from loans to area developers increased to $5.3 million for the quarter ended July 13, 1997 from $914,000 for the prior comparable quarter. Interest income from loans to area developers increased to $10.6 million for the two quarters ended July 13, 1997 from $1.3 million for the prior comparable period. These increases were due to higher outstanding loan balances associated with the increase in stores opened by the Company's area developers.

     Revenue from Company-operated stores decreased from $13.1 million for the quarter ended July 14, 1996 to $-0- for the quarter ended July 13, 1997. Revenue from Company-operated stores decreased from $31.5 million for the two quarters ended July 14, 1996 to $2.1 million for the two quarters ended July 13, 1997. The decreases were due to the sale of Company-operated stores to the Company's area developers. There was an average of 60 Company-operated stores for the two quarters ended July 14, 1996 compared to an average of seven Company-operated stores for the two quarters ended July 13, 1997.

     Total systemwide net revenue was $69.9 million for the second quarter of 1997 compared to $29.9 million for the second quarter of 1996. Total systemwide net revenue was $146.4 million for the two quarters ended July 13, 1997 compared to $58.7 million for the two quarters ended July 14, 1996. The increase in systemwide net revenue was primarily due to an increase in the number of EINSTEIN BROS.(R) BAGELS and NOAH'S NEW YORK BAGELS(R) stores in operation systemwide.

     Cost of Products Sold.    Cost of products sold decreased from $4.6 million
for the quarter ended July 14, 1996 to $-0- for the quarter ended July 13, 1997. Cost of products sold decreased from $10.1 million for the two quarters ended July 14, 1996 to $704,000 for the two quarters ended July 13, 1997. The decreases were primarily due to the decrease in the number of Company-operated stores. Cost of products sold as a percent of store revenue increased to 33.5% for the two quarters ended July 13, 1997 from 32% for the prior comparable period. The increase was primarily due to changing product mix and bagel production methods.

     Salaries and Benefits. Salaries and benefits decreased to $1.8 million for the quarter ended July 13, 1997 from $5.3 million for the prior comparable quarter. Salaries and benefits decreased to $4.8 million for the two quarters ended July 12, 1997, from $14.4 million for the prior comparable period. The decreases were due to the sale of Company-operated stores to area developers in 1997, offset by increases in employees at the Company's support center necessary to support systemwide expansion.

     General and Administrative. General and administrative expenses decreased to $3.4 million for the quarter ended July 13, 1997 from $6.0 million for the quarter ended July 14, 1996. General and administrative expenses decreased to $9.2 million for the two quarters ended July 13, 1997 from $15.0 million for the prior comparable period. The decreases were due to the sale of Company-operated stores in 1997, offset by increases in expenditures necessary to support systemwide expansion.

     Other Income (Expense). Other Income (Expense) consists primarily of interest expense, net of interest income. Interest expense, net was $794,000 for the quarter ended July 13, 1997 compared to $2.7 million for the prior comparable quarter. Interest expense, net was $573,000 for the two quarters ended July 13, 1997 compared to $6.0 million for the prior comparable period. These decreases were due to the lower levels of outstanding debt during the periods and a lower interest rate on the Company's convertible subordinated debentures in relation to its credit facilities. Interest expense, net was offset in 1996 by other income from gains on the sale of marketable equity securities.

     Income Taxes. The provision for income taxes for the two quarters ended July 13, 1997 reflects the Company's expected effective tax rate.

Liquidity and Capital Resources

     Liquidity. Cash provided by operating activities for the two quarters ended July 13, 1997 was $11.6 million, an increase of $20.1 million from cash used in operating activities of $8.5 million for the two quarters ended July 14,

1996. Net income increased to $10.3 million for the first two quarters of 1997 compared to a net loss of $3.0 million for the first two quarters of 1996. Cash provided by working capital increased to $82,000 for the two quarters ended July 13, 1997, compared to cash used to fund working capital of $6.7 million for the two quarters ended July 14, 1996. This change in working capital was attributable to increases in accounts payable and accrued expenses experienced as a result of the general growth of the business in 1997 and the impact of the working capital reduction incurred from the sale of Company-operated stores to area developers in 1996.

     Cash provided by financing activities decreased to $135.0 million for the two quarters ended July 13, 1997 compared to $152.8 million for the first two quarters of 1996. In 1997, the Company issued $125.0 million aggregate principal amount of 7 1/4% convertible subordinated debentures. During the first two quarters of 1996, the Company's primary financing consisted of $136.7 million of net borrowing under its revolving credit facilities. Proceeds from the issuance of common stock provided $10.0 million for the first two quarters of 1997, compared with $16.2 million for the first two quarters of 1996.

     The Company's primary use of capital reflects its goal of establishing brand awareness and market leadership by providing partial financing to its area developers for their use in store development and to finance their working capital needs. The Company anticipates that it and its area developers will have a continuing need for additional capital for such purposes, as more fully described below. As of July 13, 1997, the Company had secured loan commitments to its area developers aggregating $359.9 million, of which $259.2 million had been advanced. Net loan advances to area developers were $118.4 million (consisting of $222.1 million of loan advances, net of $103.7 million of loan repayments) for the two quarters ended July 13, 1997 compared to $55.8 million (consisting of $77.0 million of loan advances, net of $21.2 million of loan repayments) for the two quarters ended July 14, 1996. The majority of the loan advance and repayment activity reflects the revolving nature of the loans; that is, amounts are drawn and repaid on a regular basis to optimize cash management. The increase in net loan advances in 1997 compared to 1996 was attributable to the increase in the number of stores opened by area developers in 1997 compared to 1996.

     As a result of executing the systemwide rapid expansion strategy, the Company's area developers have incurred aggregate net losses of $1.3 million in 1995 (during which period most stores were operated by the Company) and $40.6 million in 1996, which amounts included (a) approximately $10.5 million of depreciation and amortization charges, (b) approximately $26.0 million attributable to investment overhead, scale inefficiencies in operating overhead, and other start-up costs which the Company believes are necessary to establish the Einstein Bros. Bagels and Noah's New York Bagels brands in new territories and open stores at a rate sufficient to gain a competitive advantage over similar concepts, and (c) royalties, interest, and other franchise-related fees that would no longer be incurred in the event the Company acquired, or converted its convertible secured loans to its area developers. As a result of the foregoing factors, as well as ongoing improvements to store operating performance and increases in scale efficiencies, the Company does not consider these start-up losses to be a meaningful financial measure during this rapid expansion phase (i.e., that period during which new stores constitute a significant percentage of the store base). The Company believes the rapid expansion phase for most of its area developers should last approximately three to four years from the time significant development commences in an area developer's primary markets. As the rapid expansion phase ends, the size of an area developer's store base should enable the area developer to gradually reduce and eventually recover start-up losses. The reduction in and recovery of losses are expected to be driven primarily by lower investment overhead, increased operational and advertising efficiencies, greater economies of scale, and increases in store revenue through continued product and service enhancements. The point at which losses may be recovered will vary by area developer depending primarily upon the size and timing of the area developer's store development schedule, the achievement of advertising efficiency, the level of debt and interest charges, the intensity of competition and the quality of management; however, there can be no assurance that such losses will be recovered. Because a majority of the Company's area developers are approximately one year into significant store development in their respective market areas, the Company believes they will remain in the rapid expansion phase during 1998. Subsequent to the completion of the rapid expansion phase, the Company expects area developer profitability to be a more meaningful factor in assessing loan recoverability and the Company's decision to make any future loan commitments. Although the Company believes its current area developers will achieve profitability, in the event the foregoing strategy does not come to fruition or an area developer otherwise fails to achieve a sufficient level of profitability subsequent to the completion of its rapid expansion phase, such event could have a material adverse impact on the Company's financial position and results of operations. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 10.

     The allowance for area developers' loan losses is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of the use of loan proceeds, adherence to store development schedules, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions, and other factors that management deems relevant at the time. Based upon this review and analysis, no allowance for loan losses was required as of December 29, 1996 and July 13, 1997.

     Area developer loans are convertible into a majority equity interest in the area developer at a conversion price set forth in the loan agreement, which is at a premium over the per unit price paid by investors in the area developer for their equity investments, after the expiration of a moratorium period (generally two years), provided that the area developer has completed not less than 80% of its area development commitment, or in the event of certain defaults. Any determination to convert any area developer loan or otherwise acquire an equity interest in any area developer would involve a variety of economic and operational considerations, including the projected financial impact of converting the loan, the status of the area developer's market penetration, the performance of the area developer's stores, the Company's desire to own such stores and the willingness of the Company to incur the risk of owning such stores versus receiving income as a franchisor, lender and service provider, the Company's ability to manage stores, if necessary, the future capital requirements of the area developer and its ability to raise a portion of such capital, and the demand on Company resources. However, factors and circumstances unique to a specific transaction may also impact the Company's decision. In addition, any loan conversion or other acquisition of an equity interest in an area developer by the Company would not be indicative of whether the Company intended to, or would, convert or otherwise acquire an equity interest in any other area developer. There can be no assurance that the Company will exercise its future rights to acquire an equity interest in any area developer to which it provides financing or that such exercise will result in control of the area developer. At July 13, 1997, the Company had not converted (nor did it have the right to convert) any loan to any area developer or otherwise acquired any equity interest in any area developer.

     In addition to providing funding to its area developers, the Company's capital requirements have consisted of development of its corporate infrastructure, which supports systemwide expansion, and investments in food production facilities. During the first two quarters of 1997, the Company expended $6.2 million related to its corporate infrastructure and investments in food production facilities. During the first two quarters of 1996, the Company expended $27.1 million on its corporate infrastructure, investments in food production facilities and store development, as well as $100.9 million for the acquisition of all of the capital stock of Noah's New York Bagels, Inc. These capital expenditures have been offset with proceeds from selling Company stores. The Company generated $3.6 million in 1997 and $42.2 million in 1996 from the sale of stores to newly-formed area developers. There were no material gains or losses recognized as a result of these sales. The Company completed the sale of its remaining stores to newly-formed area developers during the first quarter of 1997. Consequently, the Company does not anticipate it will realize cash proceeds from the sale of stores in the future.

     The Company anticipates that it and its area developers will have a continuing need for additional financing to continue systemwide expansion, primarily for use by the Company in providing partial financing to its area developers for their use in store development and to finance their working capital needs. The timing of the Company's capital requirements will be affected by the number of stores opened, operational results of the stores, and the amount and timing of borrowings under the loan agreements between the Company and its area developers. As the Company's capital requirements increase, the Company will seek additional funds from debt financing and/or public or private offerings of equity securities. There can be no assurance that the Company will be able to raise such capital on satisfactory terms when needed. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 10.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities.

     (c) During the second quarter of 1997, the Company issued 143,103 shares of the Company's common stock upon the exercise of certain warrants for an aggregate purchase price of $925,876. All of such shares were issued and sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

          In addition, on May 29, 1997, the Company issued and sold to the Initial Purchasers (defined below) $125.0 million aggregate principal amount of 7 1/4% convertible subordinated debentures due June 1, 2004 as more fully described below under Item 6.B. The Initial Purchasers purchased the debentures from the Company at a 2.75% discount, or $3,435,500, from the aggregate offering price of $125.0 million. The debentures were issued and sold without registration under the Securities Act in reliance on Section 4(2) of the Securities Act. The Company has been advised that the Initial Purchasers subsequently resold the debentures in the United States to (i) "qualified institutional buyers" in reliance on Rule 144A under the Securities Act and (ii) other institutional "accredited investors" (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act). In addition, the Initial Purchasers sold debentures to non-U.S. persons outside the United States, pursuant to Regulation S under the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting was held on May 13, 1997. Each of the Company's then current directors was re-elected. The votes cast for and withheld from each director were as follows:


                Director                      For                  Withheld
           -----------------               ----------              --------
           Scott A. Beck                   26,568,153                 9,865
           Kyle T. Craig                   26,571,148                 6,870
           Mark R. Goldston                26,568,093                 9,925
           M. Laird Koldyke                26,078,545               499,473
           Gail A. Lozoff                  26,568,093                 9,925
           John H. Muhlstein               26,568,093                 9,925
           John A. Offerdahl               26,568,053                 9,965
           Lloyd D. Ruth                   26,567,153                10,865
           David A. Stanchak               26,568,153                 9,865

Since the date of the Company's Annual Meeting, Mr. Offerdahl resigned as a director of the Company, effective August 12, 1997.

Item 6.  Exhibits and Reports on Form 8-K.

     A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

     B. Reports on Form 8-K: The Company filed one report on Form 8-K during the quarter ended July 13, 1997, which report was dated May 30, 1997 (the "Form 8-K"). The Form 8-K reported under Item 5. (Other Events) the consummation on May 29, 1997 of (i) the issuance and sale by the Company to Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Alex. Brown & Sons Incorporated and Morgan Stanley & Co. Incorporated (the "Initial Purchasers") of $125,000,000 aggregate principal amount of the Company's 7 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures") and (ii) the entering into by the Company and the Initial Purchasers of a Registration Rights Agreement, pursuant to which the Company agreed, within 60 days of May 29, 1997, to file with the Securities and Exchange Commission, and to use all reasonable efforts to cause to become effective, a shelf registration statement with respect to the resale of the Debentures and the shares of the Company's common stock, $.01 par value (the "Common Stock"), issuable upon conversion of the Debentures. Such registration statement (Reg. No. 333-29841) became effective on June 18, 1997.

         The Form 8-K also included under Item 7. (Exhibits) the Purchase Agreement related to the issuance and sale of the Debentures by the Company and the Registration Rights Agreement, in each case, between the Company and the Initial Purchasers, the Indenture related to the Debentures between the Company and Bankers Trust Company, as Trustee, and the Company's press releases in connection with the issuance and sale of the Debentures. In addition, the Form 8-K reported under Item
         9. (Sales of Equity Securities Pursuant to Regulation S) that, in connection with the issuance and sale of the Debentures, the Company sold $6,250,000 aggregate principal amount of Debentures to non-U.S. persons in a transaction pursuant to Regulation S under the Securities Act, with the Initial Purchasers acting as distributors for the Company in such transaction.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                EINSTEIN/NOAH BAGEL CORP.


                                                   /s/ Mark R. Goldston
Date:  August 22, 1997                  --------------------------------------
                                                       Mark R. Goldston
                                         President and Chief Executive Officer


Date:  August 22, 1997                             /s/ W. Eric Carlborg
                                        --------------------------------------
                                                       W. Eric Carlborg
                                                    Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number
------

  4.1 Indenture dated as of May 29, 1997 by and between the Company and Bankers Trust Company, as Trustee, which includes as Exhibits the forms of Debenture for the Company's 7 1/4% Convertible Subordinated
          Debentures due 2004 (the "Debenture Indenture") (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of May 30, 1997).

  4.2     Registration Rights Agreement dated May 22, 1997 by and between the
          Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
          Incorporated, Alex. Brown & Sons Incorporated and Morgan Stanley & Co.
          Incorporated (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated as of May 30, 1997).

  10.1    Debenture Indenture (included in Exhibit 4.1).

  10.2    Third Amendment dated May 20, 1997 to Secured Credit Agreement dated
          May 17, 1996 by and among the Company, the Lenders referenced therein and Bank of America Illinois, as Agent (the "Secured Credit
          Agreement") (incorporated by reference to the Company Quarterly Report on Form 10-Q for the quarter ended April 20, 1997).

  10.3    Fourth Amendment dated August 11, 1997 to Secured Credit Agreement.

  11      Statement re: Computation of Earnings (Loss) Per Share.

  27      Financial Data Schedule.

                                   Exhibit-1