Form 10-Q
period 1997-10-05
EINSTEIN NOAH BAGEL CORP
filed 1997-11-19
CIK 1007184

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended October 5, 1997

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

                           Yes     X           No
                                ------            -----

Number of shares of common stock, $.01 par value per share, outstanding as of October 31, 1997: 33,228,068.

                           EINSTEIN/NOAH BAGEL CORP.

                                     INDEX



PART I.  FINANCIAL INFORMATION                                              Page No.
         Item 1.  Financial Statements

              Consolidated Balance Sheets as of December 29, 1996 and
              October 5, 1997................................................  3

              Consolidated Statements of Operations for the quarter and three quarters ended October 6, 1996 and October 5, 1997.............  4

              Consolidated Statements of Cash Flows for the three quarters ended October 6, 1996 and October 5, 1997......................  5

              Notes to Consolidated Financial Statements.....................  6

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................. 11

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities...................................... 15

         Item 6.  Exhibits and Reports on Form 8-K........................... 15

         Signature Page...................................................... 16

         Exhibit Index....................................................... Exhibit -1

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                      December 29,          October 5,
                                                                         1996                  1997
                                                                  ------------------     -----------------
                                                                                            (unaudited)
ASSETS
------
Current Assets:
 Cash and cash equivalents..................................      $           50,741     $          30,522
 Accounts receivable........................................                   5,589                14,910
 Prepaid expenses and other current assets..................                     579                   237
 Deferred income taxes......................................                       -                   300
                                                                  ------------------     -----------------
  Total current assets......................................                  56,909                45,969

Property and Equipment, net.................................                  28,213                29,028
Notes Receivable:
 Area developers............................................                 140,754               300,744
 Others.....................................................                   5,333                 3,437
Goodwill, net...............................................                  68,921                65,263
Trademarks, net.............................................                  22,239                22,064
Recipes, net................................................                   4,758                 7,370
Other Assets, net...........................................                   5,291                14,172
                                                                  ------------------     -----------------
  Total assets..............................................      $          332,418     $         488,047
                                                                  ==================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts payable...........................................      $            3,873     $           3,483
 Accrued expenses...........................................                   3,615                 8,045
 Deferred franchise revenue.................................                   3,000                 2,000
                                                                  ------------------     -----------------
  Total current liabilities.................................                  10,488                13,528

Convertible Subordinated Debentures.........................                       -               125,000
Deferred Franchise Revenue..................................                   6,105                 6,076
Other Noncurrent Liabilities................................                     308                   296

Commitments and Contingencies
Stockholders' Equity:
 Preferred Stock --$.01 par value; 20,000,000
  shares authorized; no shares issued and
  outstanding...............................................                       -                     -
 Common Stock --$.01 par value; 200,000,000
  shares authorized; issued and outstanding:
  32,299,756 in December and 33,293,468
  in October................................................                     323                   333
 Additional paid-in capital.................................                 353,203               365,167
 Accumulated deficit........................................                 (38,009)              (22,353)
                                                                   -----------------       ---------------
   Total stockholders' equity...............................                 315,517               343,147
                                                                   -----------------       ---------------
    Total liabilities and stockholders' equity..............       $         332,418       $       488,047
                                                                   =================       ===============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)



                                                          Quarter Ended                Three Quarters Ended
                                                 ------------------------------    ------------------------------
                                                   October 6,        October 5,        October 6,      October 5,
                                                     1996              1997              1996             1997
                                                 --------------  --------------    --------------   -------------
Revenue:
  Royalties and franchise-related fees..........    $ 5,996          $ 7,578            $13,755        $24,904
  Interest income...............................      1,940            6,304              3,277         16,878
  Company-operated stores.......................      2,321                -             33,810          2,103
                                                  ------------   --------------    --------------   -------------
    Total revenue...............................     10,257           13,882             50,842         43,885

Costs and Expenses:
  Cost of products sold.........................        793                -             10,871            704
  Salaries and benefits.........................      1,842            1,390             16,286          6,158
  General and administrative....................      3,387            3,225             18,417         12,382
                                                  ------------   --------------    --------------   -------------
    Total costs and expenses....................      6,022            4,615             45,574         19,244
                                                  ------------   --------------    --------------   -------------
Income from Operations..........................      4,235            9,267              5,268         24,641
Other Income (Expense):
  Interest expense, net.........................       (282)          (1,493)            (6,266)        (2,066)
  Other income, net.............................          -                -              1,929              -
                                                  -----------    --------------    --------------   -------------
    Total other expense.........................       (282)          (1,493)            (4,337)        (2,066)
                                                  -----------    --------------    --------------   -------------
Income Before Income Taxes......................      3,953            7,774                931         22,575
Income Taxes....................................          -            2,410                  -          6,919
                                                  -----------    --------------    --------------   -------------
Net Income......................................    $ 3,953          $ 5,364            $   931        $15,656
                                                  ===========    ==============    ==============   =============
Net Income Per Common and
  Equivalent Share..............................    $  0.13          $  0.16            $  0.04        $  0.45
                                                  ===========    ==============    ==============   =============
Weighted Average Number of Common
  and Equivalent Shares Outstanding.............     30,377           34,578             19,225         34,776
                                                  ===========    ==============    ==============   =============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                        Three Quarters Ended
                                                                    ----------------------------
                                                                      October 6,       October 5,
                                                                        1996             1997
                                                                    -------------    -------------
Cash Flows from Operating Activities:
  Net income................................................         $    931            $ 15,656
  Adjustments to reconcile net income to net cash
    from (used in) operating activities:
    Depreciation and amortization...........................            4,205               4,646
    Gain on sale of marketable equity securities............           (1,824)                  -
    Deferred income taxes...................................                -                (300)
    Changes in assets and liabilities, net of effect of
      acquisitions:
      Accounts receivable...................................           (3,065)            (10,021)
      Accounts payable and accrued expenses.................           (8,497)              8,341
      Deferred franchise revenue............................            7,745              (1,030)
      Other assets and liabilities..........................           (6,268)               (107)
                                                                 ---------------      ---------------
        Net cash provided by (used in) operating activities.           (6,773)             17,185
                                                                 ---------------      ---------------
Cash Flows from Investing Activities:
  Purchase of property and equipment........................          (33,951)             (6,588)
  Proceeds from sale of assets..............................           54,198               3,600
  Purchase of other assets..................................           (5,672)             (9,827)
  Acquisition of Noah's New York Bagels, Inc., net of cash
  acquired..................................................         (100,902)                  -
  Issuance of notes receivable..............................         (150,012)           (299,808)
  Repayment of notes receivable.............................           51,266             139,869
  Purchase of marketable equity securities..................          (66,778)                  -
  Proceeds from sales of marketable equity securities.......           68,602                   -
                                                                 ---------------      ---------------
    Net cash used in investing activities...................         (183,249)           (172,754)
                                                                 ---------------      ---------------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock....................          103,691              10,350
  Proceeds from issuance of convertible subordinated
  debentures................................................                -             125,000
  Borrowings under credit facilities........................          312,572              62,200
  Repayments under credit facilities........................         (231,372)            (62,200)
                                                                 ---------------      ---------------
    Net cash provided by financing activities...............          184,891             135,350
                                                                 ---------------      ---------------
Net Decrease in Cash and Cash Equivalents...................           (5,131)            (20,219)
Cash and Cash Equivalents, beginning of period..............            5,368              50,741
                                                                 ---------------      ---------------
Cash and Cash Equivalents, end of period....................         $    237            $ 30,522
                                                                 ===============      ===============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The consolidated financial statements have been prepared by Einstein/Noah Bagel Corp. (the "Company") and are unaudited except for the consolidated balance sheet at December 29, 1996 and notes related thereto. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of October 5, 1997 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information are included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K/A for the year ended December 29, 1996. The consolidated results of operations for the quarter and three quarters ended October 5, 1997 are not necessarily indicative of the results expected for the full year.

2.   Area Developer Financing

     The Company currently offers partial financing to its area developers for use in expansion of their operations in the form of convertible secured loans. The maximum loan amount is established to give the Company majority ownership of the area developer upon conversion (or option exercise, as described further below) provided the Company exercises its right to participate in any intervening financing by the area developer. Area developer financing requires the developer to expend at least 75% of its contributed capital toward developing stores prior to drawing on the revolving loan facility provided by the Company, with draws permitted during a three-year draw period in a predetermined maximum amount generally equal to four times the amount of the area developer's contributed capital. Upon expiration of the draw period, the loan converts to an amortizing term loan payable over five years in periodic installments, with a final balloon payment. The Company may extend the draw and repayment periods in connection with the area developer purchasing additional development rights, contributing additional capital or other amendments to the loan agreement. Interest is set at the applicable reference rate of Bank of America National Trust and Savings Association (8.50% at October 5, 1997, an average rate of 8.50% for the quarter ended October 5, 1997 and an average rate of 8.42% for the three quarters ended October 5, 1997) plus 1%, and is payable each four-week period. The loan is secured by a pledge of substantially all of the assets of the area developer. The Company has announced a proposal by the Company's management to convert its loans into a majority equity interest in each of its area developers. See Note 8 -- Subsequent Events.

     (a) Loan Conversion Option

     All or any portion of the loan amount may be converted, at the Company's election at any time after the expiration of a specified moratorium period (generally two years) and after the area developer has completed not less than 80% of its area development commitment or in the event of certain defaults, into equity in the area developer at the conversion price set forth in such loan agreement, which is at a premium over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement. Default provisions contained in the area developer loans typically include default in payment of principal and interest, breach of a representation or warranty or of any covenant contained in the loan agreement or security instruments, bankruptcy or bankruptcy-related act of the borrower, resignation or termination of key management personnel, default under the area development agreement, termination of three or more franchise agreements, dissolution or liquidation, material adverse change in financial condition, default of other indebtedness, sublease or any real estate lease, a judgment in excess of $100,000 (not satisfied, vacated or covered by insurance) and the invalidity or termination of any security instrument. The conversion price as set forth in the loan agreements was negotiated at arms' length with each area developer and is set at a premium over the per unit price paid by the investors in the area developer for their equity investment made concurrently with the execution of the loan agreement or subsequent amendments thereto. Upon conversion, the Company would own, on average, approximately 77% of the outstanding equity interest in each of its area developers. To the extent such loan is not fully drawn or has been drawn and repaid, the Company has a corresponding option to acquire at the loan conversion price the amount of additional equity it could have acquired by conversion of the loan had it been fully drawn. See Note 8 -- Subsequent Events.

     (b) Commitments to Extend Area Developer Financing

     The following table summarizes credit commitments for area developer financing (in thousands of dollars, except number of area developers):

                                                             December 29,     October 5,
                                                                 1996            1997
                                                             ------------     ----------
     Number of area developers receiving financing.....                11              5
     Loan commitments..................................         $ 283,200       $359,900
     Unused loans......................................          (142,446)       (59,156)
                                                             ------------     ----------
     Loans outstanding.................................         $ 140,754       $300,744
                                                             ============     ==========
     Contributed capital...............................         $  75,765       $109,126
                                                             ============     ==========

     During the first three quarters of 1997, one area developer was formed and several area developers merged, reducing the number of area developers receiving financing from eleven to five.

     The following table summarizes area developer financing activity (in thousands of dollars):

                                                                Three Quarters Ended
                                                              October 6,      October 5,
                                                                 1996            1997
                                                             ------------     ----------
     Area developer loan balances, beginning of year...          $  3,538      $ 140,754
     Loan advances.....................................           147,668        299,808
     Loan repayments...................................           (50,476)      (139,818)
                                                             ------------     ----------
     Area developer loan balances, end of quarter......          $100,730      $ 300,744
                                                             ============     ==========

     The majority of the loan advance and repayment activity reflects the revolving nature of the loans; that is, amounts are drawn and repaid on a regular basis to optimize cash management.

     (c) Credit Risk and Allowance for Loan Losses

     The Company's five area developers accounted for approximately 26%, 24%, 20%, 16% and 14% of the area developers' notes receivable balance at October 5, 1997.

     The allowance for area developer loan losses is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of each area developer's use of loan proceeds, stage of development, adherence to its store development schedule, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions and other factors which management deems relevant at the time. Based upon this review and analysis, no allowance for loan losses was required as of December 29, 1996 or October 5, 1997.

     The following table sets forth certain combined audited financial information, as of the dates indicated, provided annually by all the Company's area developers. During 1995, two area developers were formed, and their data has been included in the table for 1995 from their respective dates of formation. During 1996, ten area developers were formed, and their data has been included in the table for 1996 from their respective dates of formation. In addition, two area developers with geographically contiguous territories combined in 1996.


                                                                  December 31,            December 29,
                                                                      1995                    1996
                                                                  ------------            ------------
                                                                  (in thousands, except number of area
                                                                       developers and store data)
     Total number of area developers..........................               2                      11
     Total number of area developer stores open...............              13                     301

     Balance sheet data:
       Total gross assets.....................................         $ 9,262               $ 221,156
       Total debt:
         To the Company.......................................           3,538                 140,754
         To third parties.....................................               -                       -
       Total other liabilities (including trade payables).....           3,011                  37,033
       Total partner/member equity............................           2,676                  33,847
                                                                         Fiscal Period Ended
                                                                  ---------------------------------
                                                                  December 31,            December 29,
                                                                      1995                    1996
                                                                  ------------            ------------
                                                                            (in thousands)
     Statement of operations data:
       Gross revenue..........................................         $   768               $ 109,940
       Loss from continuing operations........................          (1,324)                (40,592)

     Statement of cash flows data:
       Cash flows from (used in) operating activities.........         $ 1,616               $ (16,382)
       Cash flows used in investing activities................          (8,064)               (187,955)
       Cash flows from financing activities...................           7,038                 205,756
                                                                  ------------            ------------
         Net change in cash...................................         $   590               $   1,419
                                                                  ============            ============

3. Convertible Subordinated Debentures

     On May 29, 1997, the Company issued $125.0 million aggregate principal amount of 7-1/4% convertible subordinated debentures due June 1, 2004. Interest is payable semi-annually on June 1 and December 1 of each year beginning December 1, 1997. The debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion rate of $21.25 per share, subject to adjustments under certain conditions. The debentures may be redeemed at the option of the Company beginning June 1, 2000, initially at 104.14% of their principal amount and at declining prices thereafter, plus accrued interest. In addition, the Company is required, as of 40 business days after the occurrence of a Change of Control (as defined in the indenture relating to the debentures) to purchase all or any part of any debenture at the option of the debenture holder.

4. Royalties and Franchise-Related Fees

     The following table sets forth the components of royalties and franchise-related fees (in thousands of dollars):

                                                              Quarter Ended              Three Quarters Ended
                                                      ----------------------------    ----------------------------
                                                       October 6,       October 5,     October 6,       October 5,
                                                         1996             1997           1996              1997
                                                      -----------      -----------    -----------     ------------
Royalties.........................................    $     1,994      $     4,386    $     3,669      $    12,559
Initial franchise and area developer fees.........          3,480            2,440          9,140            9,880
Real estate fees and lease income.................            364              585            364            2,076
Other.............................................            158              167            582              389
                                                      -----------      -----------    -----------      -----------
                                                      $     5,996      $     7,578    $    13,755      $    24,904
                                                      ===========      ===========    ===========      ===========

5. Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share reflects potential dilution if derivative securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The pro forma earnings per share, calculated in accordance with the requirements of SFAS No. 128, are as follows:

                                                     Quarter Ended                   Three Quarters Ended
                                             -----------------------------      ------------------------------
                                             October 6,         October 5,      October 6,          October 5,
                                               1996               1997            1996                1997
                                             ----------         ----------      ----------          ----------
Basic earnings per share............          $0.14                $0.16          $0.05               $0.48
Diluted earnings per share..........           0.13                 0.16           0.04                0.45

6. Commitments

     As of October 5, 1997, Bagel Store Development Funding, L.L.C. ("Bagel Funding") had invested approximately $89.5 million in the common equity of the Company's area developers. The Company is the manager of Bagel Funding but owns no equity interest in Bagel Funding. Bagel Funding has the right to require each area developer to redeem Bagel Funding's equity interest in an area developer at a pre-determined formula price based on the store level cash flow of the area developer in the event that (i) the Company acquires a majority equity interest in the area developer pursuant to the exercise of its conversion or option rights under the area developer's secured loan agreement; (ii) the Company does not consent to the area developer's request to undertake a firm commitment underwritten public offering after the Company's conversion and option rights have expired unexercised; or (iii) the Company does not consent to the area developer's request to terminate the area developer's area development and franchise agreements with the Company after the Company's conversion and option rights have expired unexercised. In the event the area developer does not redeem Bagel Funding's equity interest when required to do so, the Company will be obligated to purchase from Bagel Funding its equity interest in the area developer at the same price applicable to the area developer. See Note 8 - Subsequent Events.

7. Contingencies

     The Company, certain of its executive officers and directors and the underwriters in the Company's initial public offering are defendants in a class action lawsuit filed in the United States District Court for the District of Colorado. The lawsuit is comprised of separate actions that have been consolidated into one action for pre-trial purposes. In addition, an action was filed in state court in Jefferson County, Colorado, against the Company and the other defendants. The complaints in such actions allege, among other things, that the Company and the other defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, as well as certain similar provisions of Colorado state law. In each case, the plaintiffs are seeking, among other things, (i) to certify their complaint as a class action on behalf of all persons who purchased the Company's common stock during the purported class period, (ii) an award of unspecified compensatory damages, interest and costs to all members of the purported class, and (iii) equitable relief permitted by law, equity or federal or state statutes. The Company believes the complaints are without merit and intends to vigorously defend against the allegations made in the complaints.

     The Company is also subject to various lawsuits, claims and other legal matters in the course of conducting its business, including its business as a franchisor. The Company believes that the outcome of such other lawsuits, claims and legal matters will not have a material impact on the Company's financial position or results of operations.

8.   Subsequent Events

     On October 29, 1997, the Company announced that its board of directors recommended that the Company seek to acquire a majority interest in its five area developers and appointed a special committee in connection with such proposed transaction. Among other things, the special committee will consider a proposal by the Company's management to convert the secured loans made by the Company to the area developers into majority ownership of each area developer and then to merge the area developers into a single entity. The proposed loan conversions and area developer merger would result in the Company owning approximately 77% of the outstanding equity interest in the surviving area developer with the remaining equity interest continuing to be owned by area developer management and Bagel Funding. In connection with such proposed transactions, the Company would request modification of Bagel Funding's right to require the area developers to purchase Bagel Funding's interest in the area developers in certain circumstances. See Note 6 -- Commitments. If required approvals are obtained, including approval of the special committee and the Company's board of directors, and approval of the equity owners of the Fund and the area developers, the Company expects that the conversion of its loans to, and the merger of, the area developers would be completed by the end of 1997.

     Also on October 29, 1997, the Company signed a commitment letter with respect to new credit facilities consisting of a $30 million secured term loan facility and a $40 million secured revolving credit facility (the "New Credit Facilities") with Bank of America National Trust and Savings Association, LaSalle National Bank and General Electric Capital Corporation. The New Credit Facilities will replace the Company's current secured revolving credit facility, which had no balance outstanding as of October 5, 1997. The closing of the New Credit Facilities is subject to the negotiation of definitive documentation and certain other customary terms and conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Einstein/Noah Bagel Corp. (the "Company"), its area developers, and Einstein Bros.(R) Bagels and Noah's New York Bagels(R) stores to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; success of operating initiatives; development and operating costs; area developers' adherence to development schedules; advertising and promotional efforts; brand awareness; adverse publicity; acceptance of new product offerings; the Company's relationship with, and business of, Boston Chicken, Inc. ("Boston Chicken"), the Company's majority stockholder; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; food, labor and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-Q. The success of the Company is dependent on its area developers and the manner in which they operate and develop Einstein Bros. Bagels and Noah's New York Bagels stores. The Company cannot predict which factors would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are urged to consider statements that include the terms "believes", "belief", "expects", "plans", "anticipates", "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.

     All forward-looking statements relating to the Company's proposed conversion of its loans into a majority equity interest in its area developers and the merger of the area developers into a single entity are subject to, among other things, various board, special committee and other approvals and conditions, and negotiation of definitive agreements on acceptable terms. There can be no assurance that such transactions will be consummated.

General

     On October 29, 1997, the Company announced that its board of directors had recommended that the Company seek to acquire a majority equity interest in its five area developers and had appointed a special committee (the "Special Committee") in connection with such proposed transaction. Among other things, the Special Committee of independent directors will consider a proposal by the Company's management to convert the secured loans made by the Company to the area developers into majority ownership of each area developer (the "Loan Conversions") and then to merge the area developers into a single entity (the "Area Developer Merger"). The proposed Loan Conversions and Area Developer Merger would result in the Company owning approximately 77% of the outstanding equity interest in the surviving area developer with the remaining equity interest continuing to be owned by area developer management and Bagel Store Development Funding, L.L.C.

     The board of directors' recommendation that the Company seek to acquire a majority equity interest in its area developers was based primarily on the board's determination that such a transaction would promote a number of business objectives, including (i) enhancing the Company's focus on store operations,
(ii) unifying store operations to strengthen the Company's brands and offer its customers a more consistent experience, (iii) enhancing performance incentives of area developer personnel, (iv) reducing systemwide overhead, (v) facilitating debt financing and (vi) improving systemwide tax efficiency. See "Special Note Regarding Forward-Looking Statements" above.

     The proposed Loan Conversions will significantly impact the Company's results of operations and financial position. As a result of the board of directors' actions, the Company will no longer recognize the initial franchise and area developer fees for new stores opened by its area developers unless the Company determines not to acquire a majority equity interest in the area developers. If the Loan Conversions are completed, the Company would become the majority equity owner of each area developer, and the Company would consolidate the area developers' operations in its financial statements. Consequently, the franchise and related fees earned by the Company (including interest, royalties, real estate-related fees and software fees) from the area developers would be eliminated from the Company's financial statements in consolidation. The operating results of the area developers (primarily store revenue, less expenses) would be included in the Company's financial results. Such results would be adjusted for the remaining minority interest in the surviving area developer after completion of the Area Developer Merger. If the proposed transactions are completed, the Company would expect to report positive consolidated earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") in 1998; however, due primarily to significant depreciation charges associated with the acquisition of a Company-store base and significant goodwill amortization charges resulting from the transactions, the Company would expect to report a net loss in 1998.

     Consolidated EBITDA is dependent upon a number of factors, including the number of stores in operation systemwide, the net weekly per store average revenue and cash flow of such stores, and systemwide overhead expenses. The Company's financed area developers have incurred net losses to date, including $1.3 million in 1995 and $40.6 million in 1996. Such amounts include (a) approximately $13.9 million in royalties, interest and related fees charged by the Company to its area developers, and (b) approximately $10.5 million in depreciation and amortization charges. Although royalties, interest and related fees are eliminated in consolidation and the Company and its area developers have recently taken steps to reduce systemwide overhead, there can be no assurance that the Company will achieve positive consolidated EBITDA.

     If approved by the board of directors, the consummation of the Loan Conversions and the Area Developer Merger will be subject to various approvals and other conditions and negotiation of definitive agreements on acceptable terms. If such approvals are obtained and such conditions satisfied, the Company expects that the Loan Conversions and the Area Developer Merger would be completed by the end of 1997. There can be no assurance, however, that such transactions will be consummated. See "Special Note Regarding Forward-Looking Statements" on page 11.

Results of Operations

     Revenue. Royalty and franchise-related fees increased to $7.6 million for the quarter ended October 5, 1997 from $6.0 million for the prior comparable quarter. Royalty and franchise-related fees increased to $24.9 million for the three quarters ended October 5, 1997 from $13.8 million for the prior comparable period. The increases were primarily due to an increase in royalties, real estate fees and lease income attributable to the larger base of franchise stores operating systemwide. The number of franchise stores increased to an average of 510 stores for the third quarter of 1997 from an average of 200 stores for the prior comparable quarter, and increased to an average of 428 stores for the first three quarters of 1997 from an average of 106 stores for the prior comparable period.

     Interest income from loans to area developers increased to $6.3 million for the quarter ended October 5, 1997 from $1.9 million for the prior comparable quarter. Interest income from loans to area developers increased to $16.9 million for the three quarters ended October 5, 1997 from $3.3 million for the prior comparable period. These increases were due to higher outstanding loan balances associated with the increase in stores opened by the Company's area developers.

     Revenue from Company-operated stores decreased from $2.3 million for the quarter ended October 6, 1996 to $-0- for the quarter ended October 5, 1997 and decreased from $33.8 million for the three quarters ended October 6, 1996 to $2.1 million for the three quarters ended October 5, 1997. The decreases were due to the sale of Company-operated stores to the Company's area developers. There was an average of 48 Company-operated stores for the three quarters ended October 6, 1996 compared to an average of five Company-operated stores for the three quarters ended October 5, 1997.

     Total systemwide net revenue increased to $77.0 million for the third quarter of 1997 compared to $37.1 million for the prior comparable quarter and increased to $223.4 million for the three quarters ended October 5, 1997 compared to $95.8 million for the prior comparable period. The increase in systemwide net revenue was primarily due to an increase in the number of stores in operation systemwide.

     Cost of Products Sold. Because there were no Company-operated stores during the quarter ended October 5, 1997, there was no cost of products sold. Cost of products sold was $793,000 for the prior comparable quarter. Cost of products sold decreased to $704,000 for the three quarters ended October 5, 1997 from $10.9 million for the prior comparable period. The decrease for the three quarters ended October 5, 1997 was primarily due to the decrease in the number of Company-operated stores. Cost of products sold as a percent of store revenue increased to 33.5% for the three quarters ended October 5, 1997 from 32.2% for the prior comparable period. The increase was primarily due to changing product mix.

     Salaries and Benefits. Salaries and benefits decreased to $1.4 million for the quarter ended October 5, 1997 from $1.8 million for the prior comparable quarter and decreased to $6.2 million for the three quarters ended October 5, 1997 from $16.3 million for the prior comparable period. The decreases were primarily due to the sale of Company-operated stores to area developers in 1997.

     General and Administrative. General and administrative expenses decreased to $3.2 million for the quarter ended October 5, 1997 from $3.4 million for the prior comparable quarter and decreased to $12.4 million for the three quarters ended October 5, 1997 from $18.4 million for the prior comparable period. The decreases were primarily due to the sale of Company-operated stores to its area developers in 1997.

     Other Income (Expense). Other Income (Expense) consists primarily of interest expense, net of interest income. Net interest expense was $1.5 million for the quarter ended October 5, 1997 compared to $282,000 for the prior comparable quarter. Net interest expense was $2.1 million for the three quarters ended October 5, 1997 compared to $6.3 million for the prior comparable period. The increase in the quarter was due to the interest on the Company's convertible subordinated debentures. The decrease for the three quarters was due to lower levels of outstanding debt, on average, in 1997 compared to 1996. Net interest expense was offset in 1996 by other income from gains on the sale of marketable equity securities.

     Income Taxes. The provision for income taxes for the three quarters ended October 5, 1997 reflects the Company's expected effective tax rate.

Liquidity and Capital Resources

     Liquidity. The Company's primary sources of capital in 1997 have been from issuances of debt securities and internally generated cash from operations. For the three quarters ended October 5, 1997, the Company completed the issuance of $125.0 million of 7 1/4% convertible subordinated debentures due 2004. Cash generated from operations totaled $17.2 million for the three quarters ended October 5, 1997.

     The Company's primary use of capital reflects its goal of establishing brand awareness and market leadership by providing partial financing to its area developers for their use in store development and to finance their working capital needs. As of October 5, 1997, the Company had secured loan commitments to its area developers aggregating $359.9 million, of which $300.7 million had been advanced. Net loan advances to area developers were $160.0 million for the three quarters ended October 5, 1997.

     In addition to providing funding to its area developers, the Company's capital requirements have consisted of development of its corporate infrastructure, which supports systemwide expansion, and investments in food production facilities. During the first three quarters of 1997, the Company expended $6.6 million related to its corporate infrastructure and investments in food production facilities.

     On October 29, 1997 the Company signed a commitment letter with respect to new credit facilities consisting of a $30 million secured term loan facility (the "Secured Term Loan Facility") and a $40 million secured revolving credit facility (the "Revolving Credit Facility" and together with the Secured Term Loan Facility, the "New Credit Facilities") with Bank of America National Trust and Savings Association ("Bank of America"), LaSalle National Bank and General Electric Capital Corporation, maturing October 31, 2000. The New Credit Facilities will replace the Company's existing secured revolving credit facility with Bank of America, as agent, which had no balance outstanding as of October 5, 1997. Availability of the New Credit Facilities will be subject to certain financial covenants. The closing of the New Credit Facilities is subject to the negotiation of definitive documentation and certain other customary terms and conditions. The New Credit Facilities and the Company's cash from operations are expected to finance development of between 150-200 new stores in 1998. There can be no assurance that the Company will be able to negotiate definitive loan documents with respect to the New Credit Facilities on satisfactory terms or that the New Credit Facilities will be consummated on terms consistent with the commitment letter. See "Special Note Regarding Forward-Looking Statements" on page 11.

     In addition, Boston Chicken has made available to the Company a non-convertible loan facility of up to $50.0 million, none of which was outstanding as of October 5, 1997. However, there can be no assurance that funding under such facility will be available to the Company if and when requested.

     The timing of the Company's capital requirements will be affected by the number of stores opened and the operational results of the ENBC system. If the Company is unable to consummate the New Credit Facilities, it will need additional capital from other sources for working capital needs and to accomplish its expansion goals. There can be no assurance that additional capital would be available on satisfactory terms. If the New Credit Facilities are not obtained, consummation of the Loan Conversions would result in a default under the Company's existing credit facility unless appropriate waivers are obtained from the Company's lenders. Additionally, although management believes that cash from operations and the New Credit Facilities will be sufficient to fund the Company's expansion goals for 1998, there can be no assurance that the Company will not need additional capital to carry out its expansion plans. In the event such capital is required, there can be no assurance that the Company or its area developers will be able to raise such capital on satisfactory terms, if at all, when needed. See "Special Note Regarding Forward-Looking Statements" on page 11.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          The information set forth under Note 7 of the Company's Notes to Consolidated Financial Statements contained in Part I of this Form 10-Q is incorporated herein by reference thereto.

Item 2.   Changes in Securities.

     (c) During the third quarter of 1997, the Company issued 19,685 shares of the Company's common stock upon the exercise of certain warrants for an aggregate purchase price of $127,362. All of such shares were issued and sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

Item 6.   Exhibits and Reports on Form 8-K.

     A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

     B. Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended October 5, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              EINSTEIN/NOAH BAGEL CORP.



Date:  November 18, 1997
                                                 /s/ Mark R. Goldston
                                           ------------------------------------
                                                     Mark R. Goldston
                                                  Chief Executive Officer

Date:  November 18, 1997
                                                 /s/ Jeffrey L. Butler
                                           ------------------------------------
                                                     Jeffrey L. Butler
                                                          President

Date:  November 18, 1997
                                                 /s/ W. Eric Carlborg
                                           ------------------------------------
                                                     W. Eric Carlborg
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
-------
Number                             Exhibits*
------                             --------

  10.1 Fourth Amendment dated August 11, 1997 to Secured Credit Agreement by and among the Company, the Lenders referenced therein and Bank of America National Trust and Savings Association ("Bank of America"), as Agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 13, 1997).

  10.2 Fifth Amendment dated October 3, 1997 to Secured Credit Agreement by and among the Company, the Lenders referenced therein and Bank of America, as Agent (incorporated by reference to Exhibit 10.7 to Boston Chicken, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 5, 1997).

  10.3** Amended and Restated Project and Approved Supplier Agreement dated August 15, 1997 among the Company, Harlan Bagel Supply Company, L.L.C., ("Harlan") Harlan Bakeries, Inc., Hal P. Harlan, Hugh P. Harlan and Doug H. Harlan.

  10.4 Amended and Restated Option Agreement dated August 15, 1997 among the Company, Harlan, Hal P. Harlan, Hugh P. Harlan and Doug H. Harlan.

  10.5    1997 Stock Option Plan of the Company.

  11      Statement re: Computation of Earnings (Loss) Per Share.

  27      Financial Data Schedule.

  99 Uniform Franchise Offering Circular dated March 27, 1997, as amended August 20, 1997.

* In the case of incorporation by reference to documents filed by Boston Chicken, Inc. under the Securities Exchange Act of 1934, as amended, Boston Chicken, Inc.'s file number under that Act is 0-22802.
**  Confidential treatment requested.

                                  Exhibit - 1