Form 10-K/A
period 1996-12-29
EINSTEIN NOAH BAGEL CORP
filed 1998-03-17
CIK 1007184

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

                             Predecessor Companies

     The summary historical combined financial data shown below represent the financial data of the Company's predecessors: Brackman Brothers, Inc. ("Brackman"), Bagel & Bagel, Inc. ("Bagel & Bagel") and Offerdahl's Bagel Gourmet, Inc. ("Offerdahl's"). The financial data for the year ended December 31, 1995 include the results of operations of the predecessors through their respective dates of acquisition which were March 24, 1995 for Brackman and Bagel & Bagel and March 31, 1995 for Offerdahl's. The financial information is presented on the historic cost basis of each of the predecessors. The net income
(loss) per common and equivalent share and the weighted average number of common and equivalent shares outstanding during the period have not been presented for these periods because the Company believes this information is not meaningful. Subsequent to the acquisition of these predecessors, the Company sold substantially all of their assets. See Note 4 of Notes to the Company's Audited Consolidated Financial Statements included elsewhere herein. Accordingly, the Company does not believe that such operating results are meaningful or are indicative of future operating results of the Company.


                                                                          YEAR ENDED                                   PERIOD FROM
                                     ------------------------------------------------------------------------------- JANUARY 1, 1995

                                        DECEMBER 31,        DECEMBER 31,        DECEMBER 31,        DECEMBER 31,          THROUGH
                                            1991                1992                1993                1994          MARCH 31, 1995

                                     -------------------   -----------------   -----------------   ----------------- ---------------

COMBINED STATEMENTS OF OPERATIONS DATA:
Total revenue........................        $4,134              $7,880             $12,048             $19,158             $5,882
Income from operations...............           400                 565                 449               1,452                 39
Net income (loss)....................           351                 501                 389                 696               (158)
COMBINED BALANCE SHEET DATA:
Total assets.........................        $1,708             $ 2,580             $ 4,770              $9,511
Long-term debt.......................           532                 591               1,011               2,822


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

  General and Administrative. General and administrative expenses decreased 54% to $21.8 million for the year ended December 29, 1996 compared to $47.8 million in the prior period. The decrease was due primarily to a $26.6 million write-off of intangible assets in the prior period. After the acquisition of Brackman, Bagel & Bagel,

Offerdahl's, and Baltimore Bagel Co. (collectively the "Founding Companies"), the Company launched a development project, pursuant to which management analyzed (i) the Founding Companies' stores, including brand positioning, product offerings, operational service systems and atmosphere, (ii) the competitive environment and (iii) the preferences of consumers across the United States. The project resulted in the development of the Einstein Bros. Bagels brand and store. In connection with, and as a result of, the development of the Einstein Bros. Bagels brand and store, management determined to discontinue the use of the identifiable intangible assets acquired in the acquisitions of the Founding Companies, including trademarks and recipes. This change in business strategy resulted in an impairment of such intangible assets, and accordingly, the assets were written down to their fair market values. In addition, in 1995, certain acquired store locations were determined to be unsuitable for the Einstein Bros. Bagels brand and store, resulting in a $2.4 million provision for anticipated costs required to close those locations. Absent these write-downs, general and administrative expenses increased 16% for the year ended December 29, 1996 compared to the prior period. This increase was due to an increase in expenditures at the Company's support center necessary to support systemwide expansion and a greater number of Company stores in 1996.

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

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Einstein/Noah Bagel Corp. and Subsidiaries
Report of Independent Public Accountants..................... 20

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

   Notes to Consolidated Financial Statements................ 25

Bagel & Bagel, Inc.

Report of Independent Public Accountants..................... 39

Financial Statements:

   Statements of Operations for the fiscal year ended
    December 27, 1994 and for the period from December 28,
    1994 through March 23, 1995.............................. 40

   Statements of Cash Flows for the fiscal year ended
    December 27, 1994 and for the period from December 28,
    1994 through March 23, 1995.............................. 41

   Notes to Audited Financial Statements..................... 42

Offerdahl's Bagel Gourmet, Inc. and Affiliates

Report of Independent Public Accountants..................... 44

Combined Financial Statements:

   Combined Statements of Operations for the fiscal years
    ended December 31, 1993 and December 31, 1994 and for
    the period from January 1, 1995 through April 2, 1995.... 45

   Combined Statements of Cash Flows for the fiscal years
    ended December 31, 1993 and December 31, 1994 and for
    the period from January 1, 1995 through April 2, 1995.... 46

   Notes to Audited Combined Financial Statements............ 47

Report of Independent Public
 Accountants on Schedule II.................................. 49

Supplemental Schedule II..................................... 50


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Bagel & Bagel, Inc.:

     We have audited the accompanying statements of operations and cash flows for the year ended December 27, 1994 and the period from December 28, 1994 to March 23, 1995 of Bagel & Bagel, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Bagel & Bagel, Inc. for the year ended December 27, 1994 and the period from December 28, 1994 to March 23, 1995 in conformity with generally accepted accounting principles.

                                MAYER HOFFMAN MCCANN L.C.


Kansas City, Missouri
April 26, 1996

                              BAGEL & BAGEL, INC.

                            STATEMENTS OF OPERATIONS

            FOR THE YEAR ENDED DECEMBER 27, 1994 AND THE PERIOD FROM

                      DECEMBER 28, 1994 TO MARCH 23, 1995


                                                           YEAR ENDED       PERIOD FROM
                                                          DECEMBER 27,   DECEMBER 28, 1994
                                                              1994       TO MARCH 23, 1995
                                                          -------------  ------------------

Net Sales ............................................      $5,858,908          $1,887,424
Cost and Expenses:
 Cost of products sold ...............................       2,369,512             735,691
 Salaries and benefits ...............................       1,534,138             534,759
 General and administrative ..........................       1,704,667             653,430
                                                            ----------          ----------
     Total costs and expenses.........................       5,608,317           1,923,880
                                                            ----------          ----------
Income (Loss) from Operations ........................         250,591             (36,456)
                                                            ==========          ==========
Other Expense:
 Interest expense ....................................        (133,331)            (79,093)
 Other expense, net ..................................        (249,000)            (14,277)
                                                            ----------          ----------
     Total other expense .............................        (382,331)            (93,370)
                                                            ----------          ----------
Net Loss .............................................      $ (131,740)         $ (129,826)
                                                            ==========          ==========




The accompanying notes to the financial statements are an integral part of these statements.

                              BAGEL & BAGEL, INC.

                            STATEMENTS OF CASH FLOWS

          FOR THE YEAR ENDED DECEMBER 27, 1994 AND FOR THE PERIOD FROM

                      DECEMBER 28, 1994 TO MARCH 23, 1995

                                                                                                PERIOD FROM
                                                                           YEAR ENDED         DECEMBER 28, 1994
                                                                        DECEMBER 27, 1994     TO MARCH 23, 1995
                                                                        -----------------     -----------------
Cash Flows from Operating Activities:
  Net loss.........................................................       $  (131,740)           $ (129,826)
  Adjustments to reconcile loss to net cash provided by operating activities:
    Depreciation and amortization..................................           375,742               139,478
    Changes in assets and liabilities:
     Accounts receivable...........................................             1,469                63,053
     Inventories...................................................          (186,994)               20,349
     Prepaid expenses and other current assets.....................            (9,242)               34,587
     Accounts payable and accrued expenses.........................           683,417              (115,568)
                                                                       --------------            -----------
        Net cash provided by operating activities..................           732,652                12,073
Cash Flows from Investing Activities:
  Purchase of property and equipment...............................        (2,087,859)             (525,019)
  Purchase of other assets.........................................           (11,464)                   --
                                                                       --------------            ----------
        Net cash used in investing activities......................        (2,099,323)             (525,019)
Cash Flows from Financing Activities:
  Increase in short-term obligations...............................           632,679             2,038,652
  Proceeds from long-term obligations..............................           903,420               101,180
  Repayment of long-term obligations...............................          (125,894)           (1,672,197)
        Net cash provided by financing activities..................         1,410,205               467,635
                                                                       --------------           -----------
Net increase (decrease) in Cash....................................            43,534               (45,311)
Cash, beginning of period..........................................           210,340               253,874
Cash, end of period................................................       $   253,874           $   208,563
                                                                       ==============           ===========
Supplemental Cash Flow Information:
  Interest Paid....................................................       $    84,880           $    12,701
                                                                       ==============           ===========



The accompanying notes to the financial statements are an integral part of these statements.

                              BAGEL & BAGEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

     The Company operates a chain of bagel stores in the Kansas City metropolitan area.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

     Property and Equipment

     The provision for depreciation and amortization has been calculated using the straight-line and accelerated methods. The following represents the useful lives over which the assets are depreciated and amortized:

          Leasehold improvements.................   8 years
          Furniture, fixtures, and equipment..... 5-7 years

     Expenditures for maintenance and repairs are expensed as incurred.

     Revenue Recognition

     Revenue from sales is recognized in the period the related food and beverage products are sold.

     Income Taxes

     The Company is organized as a Subchapter S corporation for federal and state income tax purposes. Any taxable income or loss is the responsibility of the individual stockholders.

     Estimates

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

     Reclassification

     Certain items in the financial statements for the year ended December 27, 1994 have been reclassified to conform with the presentation of the period ended March 23, 1995.

3.   COMMITMENTS AND CONTINGENCIES

     The Company leases its corporate offices, store premises and commissary under various noncancelable operating lease agreements. Lease terms are generally five years with renewal options ranging from one to ten years. Most of these leases contain escalation clauses and common area maintenance charges. Total rent expense was approximately $306,000 for the year ended December 27, 1994 and $100,000 for the period ended March 23, 1995, including contingent rental expense of approximately $101,000 for the year ended December 27, 1994 and $23,000 for the period ended March 23, 1995.

     On December 13, 1994, the Company suffered a fire at one of its retail locations, resulting in the involuntary conversion of the equipment, inventory and leasehold improvements therein. The Company retains insurance coverage at the replacement value which is deemed to be in excess of the net book value of the assets lost. As the claim for recovery from insurance is probable of realization, no loss has been recorded in the financial statements for the year ended December 27, 1994. In addition, as the amount of the insurance proceeds to be collected is uncertain, no gain has been recorded in the financial statements for the year ended December 27, 1994 and the period ended March 23, 1995. If the final insurance proceeds exceed the net book value of the assets lost, a gain may result which would be recorded at that time.

4.   RELATED-PARTY TRANSACTIONS

     The Company leases certain facilities from an entity controlled by the sole stockholder. Total rent paid under this lease was $8,307 for the year ended December 27, 1994 and $18,000 for the period ended March 23, 1995.

5.   SALE OF ASSETS

     In March 1995, the Company sold substantially all of its net assets in exchange for consideration with a market value of approximately $8.9 million.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Offerdahl's Bagel Gourmet, Inc. and Affiliates:

     We have audited the accompanying combined statements of operations and cash flows of Offerdahl's Bagel Gourmet, Inc. and Affiliates (Florida corporations) for the years ended December 31, 1993 and 1994 and the period from January 1, 1995 to April 2, 1995. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Offerdahl's Bagel Gourmet, Inc. and Affiliates for the years ended December 31, 1993 and 1994 and the period from January 1, 1995 to April 2, 1995 in conformity with generally accepted accounting principles.

                                ARTHUR ANDERSEN LLP


Denver, Colorado
April 24, 1996

                 OFFERDAHL'S BAGEL GOURMET, INC. AND AFFILIATES

                       COMBINED STATEMENTS OF OPERATIONS

         FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994 AND THE PERIOD
                     FROM JANUARY 1, 1995 TO APRIL 2, 1995

                                   PERIOD FROM

                                     Year Ended December 31,    JANUARY 1, 1995
                                    -------------------------
                                        1993         1994      TO APRIL 2, 1995
                                    ------------  -----------  -----------------

Net Sales.........................   $2,691,161   $4,785,116         $1,712,091
Cost and Expenses:
 Cost of products sold............    1,167,075    2,082,739          1,010,311
 Salaries and benefits............      761,466    1,525,307            776,739
 General and administrative.......      487,359    1,014,670            227,585
                                     ----------   ----------         ----------
    Total costs and expenses......    2,415,900    4,622,716          2,014,635
                                     ----------   ----------         ----------
Income (Loss) from Operations.....      275,261      162,400           (302,544)
Other Income (Expense):
 Interest expense.................                      (585)            (6,085)
 Interest income..................           --          295                 --
 Other income (expense)...........       (2,909)      23,749                365
                                     ----------   ----------         ----------
    Total other income (expense)..       (2,909)      23,459             (5,693)
                                     ----------   ----------         ----------
Net Income (Loss).................   $  272,352   $  185,859         $ (308,237)
                                     ==========   ==========         ==========




The accompanying notes to the financial statements are an integral part of these statements.

                 OFFERDAHL'S BAGEL GOURMET, INC. AND AFFILIATES

                       COMBINED STATEMENTS OF CASH FLOWS

       FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994 AND FOR THE PERIOD
                     FROM JANUARY 1, 1995 TO APRIL 2, 1995

                                                                                                                   PERIOD FROM
                                                                        YEARS ENDED DECEMBER 31,                 JANUARY 1, 1995
                                                              ------------------------------------------
                                                                      1993                    1994               to April 2, 1995
                                                              ------------------      ------------------      -------------------
Cash Flows from Operating Activities:
  Net income (loss).......................................             $ 272,352               $ 185,859                $(308,237)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization.........................               120,091                 232,158                   68,321
    Changes in assets and liabilities:
      Accounts receivable.................................               (35,804)                 35,842                  (17,420)
      Inventories.........................................               (46,770)                (48,527)                   7,592
      Prepaid expenses and other current assets...........               (13,965)                (27,352)                  (9,969)
      Accounts payable and accrued expenses...............               111,424                  84,834                  879,557
      Other...............................................               (43,367)                (57,974)                 (28,848)
                                                              ------------------      ------------------      -------------------
        Net cash provided by operating activities.........               363,961                 404,840                  590,996
Cash Flows from Investing Activities:
  Purchases of property and equipment.....................              (600,775)               (800,205)                (458,380)
                                                              ------------------      ------------------      -------------------
        Net cash used in investing activities.............              (600,775)               (800,205)                (458,380)
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock..................               547,005                 760,000                   28,080
  Distributions to stockholders...........................              (235,000)               (570,000)                 (32,000)
  Proceeds from long-term obligations.....................                    --                 250,000                       --
  Repayment of long-term obligations......................                    --                      --                 (250,000)
        Net cash provided by (used in) financing
        activities........................................               312,005                 440,000                 (253,920)
                                                              ------------------      ------------------      -------------------
Net increase (decrease) in Cash...........................                75,191                  44,635                 (121,304)
Cash, beginning of period.................................               128,316                 203,507                  248,142
Cash, end of period.......................................             $ 203,507               $ 248,142                $ 126,838
                                                              ==================      ==================      ===================
Supplemental Cash Flow Information:
  Interest Paid...........................................             $      --               $      --                $   6,643
                                                              ==================      ==================      ===================



The accompanying notes to the financial statements are an integral part of these statements.

                 OFFERDAHL'S BAGEL GOURMET, INC. AND AFFILIATES

                         NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

     Offerdahl's Bagel Gourmet, Inc. and Affiliates (the "Company") operates a chain of bagel stores in Southern Florida.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Combination

     The accompanying combined financial statements include the accounts of Offerdahl's Bagel Gourmet Inc., Bagel Gourmet (Sheridan), Inc., Bagel Gourmet (Weston), Inc., Bagel Gourmet (Pembroke), Inc., Bagel Gourmet (Boynton), Inc., Bagel Gourmet (Promenade), Inc., Bagel Gourmet, Inc., and Bagel Gourmet Production, Inc. Bagel Gourmet, Inc. was formed in 1993 through the merger of Bagel Gourmet (Sheridan), Inc., Bagel Gourmet (Pembroke), Inc., Bagel Gourmet (Boynton), Inc., Bagel Gourmet (Promenade), Inc. and Bagel Gourmet (Weston), Inc., with Bagel Gourmet (Weston), Inc. as the surviving corporation. Bagel Gourmet (Weston), Inc. then changed its name to Bagel Gourmet, Inc. Offerdahl's Bagel Gourmet, Inc. was formed December 31, 1994 through the merger of Bagel Gourmet Production, Inc. and Bagel Gourmet, Inc. All the companies are under common control. All material intercompany accounts and transactions have been eliminated in combination.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

     Property and Equipment

     The provision for depreciation and amortization has been calculated using the straight-line method. The following represents the useful lives over which the assets are depreciated and amortized:

          Leasehold improvements.................. 10-15 years
          Furniture, fixtures, and equipment...... 5-7 years

     Expenditures for maintenance and repairs are expensed as incurred.

     Revenue Recognition

     Revenue from sales is recognized in the period the related food and beverage products are sold.

     Income Taxes

     The Company is organized as a Subchapter S corporation for federal and state income tax purposes. Any taxable income or loss is the responsibility of the individual stockholders.

     Estimates

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

                 OFFERDAHL'S BAGEL GOURMET, INC. AND AFFILIATES

3.   COMMITMENTS

     The Company leases its corporate offices, store premises and commissary under various noncancelable operating lease agreements. Lease terms are generally five years with two or three five-year renewal options. Most of these leases contain escalation clauses and common area maintenance charges. Total rent expense was approximately $168,000 in 1993, $264,000 in 1994, and $97,000 from January 1, 1995 through April 2, 1995.

4.   SALE OF ASSETS

     In March 1995, the Company sold certain of its net assets in exchange for consideration with a market value of approximately $10.4 million.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information appearing under the captions "Certain Transactions" and " Relationships with Boston Chicken" in the Proxy Statement is incorporated herein by reference. The Company believes that all related party transactions discussed under the heading "Certain Transactions" in the Proxy Statement are no less favorable in the Company than could have been reached with unaffiliated third parties.

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

     2. Bagel & Bagel, Inc. Financial Statements

        A.  Report of Independent Public Accountants (Mayer Hoffman McCann L.C.)
        B. Statements of Operations for the year ended December 27, 1994 and for the period from December 28, 1994 to March 23, 1995.
        C. Statements of Cash Flows for the year ended December 27, 1994 and for the period from December 28, 1994 to March 23, 1995.
        D.  Notes to Financial Statements.

     3. Offerdahl's Bagel Gourmet, Inc. and Affiliates Financial Statements

        A.  Report of Independent Public Accountants (Arthur Andersen LLP).
        B. Combined Statements of Operations for the years ended December 31, 1993 and 1994 and for the period from January 1, 1995 to April 2, 1995.
        C. Combined Statements of Cash Flows for the years ended December 31, 1993 and 1994 and for the period from January 1, 1995 to April 2, 1995.
        D.  Notes to Combined Financial Statements.

     4. The following schedules are set forth in Part II, Item 8.

        A.  Report of Independent Public Accountants (Arthur Andersen LLP); and
        B.  Schedule II - Valuation and Qualifying Accounts.

    5.   Exhibits

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

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 17, 1998
                                    Einstein/Noah Bagel Corp.

                                    By: /s/  Robert M. Hartnett
                                    ---------------------------------------
                                    Name:    Robert M. Hartnett
                                    Title:   Chief Executive Officer

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

   4.8                       Registration Rights Agreement dated February
                             24, 1997 by and between the Company and
                             Alamo Bagels, L.P. (previously filed).

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

   10.5(c) Second Amendment to Secured Credit Agreement dated April 29, 1997 (previously filed).

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

__________

+ In case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802. +++Confidential treatment granted.

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

   10.17                      Fifth Amended and Restated Limited Liability
                              Company Agreement of Bagel Store Development
                              Funding, L.L.C. ("Bagel Funding") dated as of April 14, 1997 (previously filed).

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

   11                        Statement re: Computation of Earnings (Loss)
                             Per Share (previously filed).

   21                        Subsidiaries of the Company (previously filed).

   23.1 Consent of Arthur Andersen LLP with respect to the Audited Consolidated Financial
                             Statements of the Company

   23.2 Consent of Mayer Hoffman McMann L.C. with respect to the Audited Financial Statements of Bagel &
                             Bagel, Inc.

   23.3 Consent of Arthur Andersen LLP with respect to the Audited Combined Financial Statements of
                             Offerdahl's Bagel Gourmet, Inc.

   27                        Financial Data Schedule (previously filed).

   99                        Uniform Franchise Offering Circular dated
                             March 27, 1997 (previously filed).


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