Form 10-K
period 1997-12-28
EINSTEIN NOAH BAGEL CORP
filed 1998-03-30
CIK 1007184

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K



(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

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

                              TITLE OF EACH CLASS
                              -------------------

                         COMMON STOCK, $.01 PAR VALUE

              7 1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2004

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months, and (2) has been
subject to such filing requirements for the past 90 days:  Yes:  X   No:
                                                                ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_].

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY STOCKHOLDERS WHO WERE NOT AFFILIATES (AS DEFINED BY REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION) OF THE REGISTRANT WAS APPROXIMATELY $68,092,846 AT MARCH 20, 1998 (BASED ON THE CLOSING SALE PRICE ON THE NASDAQ NATIONAL MARKET ON MARCH 20, 1998, AS REPORTED BY THE WALL STREET JOURNAL (WESTERN EDITION)). AT MARCH 20, 1998, THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 33,333,681 SHARES OF COMMON STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE

THOSE SECTIONS OR PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 21, 1998 DESCRIBED IN PART III HEREOF ARE INCORPORATED BY REFERENCE IN THIS REPORT.

                                    PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS IN THIS FORM 10-K UNDER "ITEM 1. BUSINESS", "ITEM 3. LEGAL PROCEEDINGS", "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AND ELSEWHERE IN THIS FORM 10-K, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF EINSTEIN/NOAH BAGEL CORP. (THE "COMPANY"), EINSTEIN/NOAH BAGEL PARTNERS, L.P., A MAJORITY-OWNED SUBSIDIARY OF THE COMPANY ("BAGEL PARTNERS"), EINSTEIN BROS(R) BAGELS STORES AND NOAH'S NEW YORK BAGELS(R) STORES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: COMPETITION; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT AND OPERATING COSTS; ADVERTISING AND PROMOTIONAL EFFORTS; BRAND AWARENESS; AVAILABILITY AND TERMS OF CAPITAL; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; THE COMPANY'S RELATIONSHIP WITH, AND THE BUSINESS OF, BOSTON CHICKEN, INC. ("BOSTON CHICKEN"), THE COMPANY'S MAJORITY STOCKHOLDER; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; ACHIEVEMENT OF DEVELOPMENT SCHEDULES; AVAILABILITY, LOCATIONS, AND TERMS OF SITES FOR STORE DEVELOPMENT; FOOD, LABOR, AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATION; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-K. THE COMPANY CANNOT PREDICT WHICH FACTORS WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. IN ADDITION TO CONSIDERING STATEMENTS THAT EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING.


ITEM 1.  BUSINESS

GENERAL

     References in this Form 10-K to the "Company" mean the Company, its predecessors and its and their subsidiaries, including Bagel Partners, unless the context otherwise requires. Einstein Bros.(R) Bagels and Noah's New York Bagels(R) are trademarks owned by the Company.

     The Company owns and operates specialty retail stores that feature fresh-baked bagels, proprietary cream cheeses, specialty coffees and teas, and creative soups, salads and sandwiches, primarily under the Einstein Bros. Bagels brand name and also under the Noah's New York Bagels brand name. The Company's primary brand, Einstein Bros. Bagels, was developed by the Company after it was formed in March 1995. The Noah's New York Bagels brand was acquired by the Company in February 1996. As of December 28, 1997, there were 574 stores in operation systemwide in 44 designated market areas ("DMAs"), with the Einstein Bros. Bagels brand in 40 of such DMAs throughout the United States and the Noah's New York Bagels brand in four of such DMAs, northern California, portions of Los Angeles, Portland and Seattle/Tacoma. Subsequent to the end of 1997, the Company closed 25 stores and opened six new stores. In February 1998, the Company announced that, in order to permit increased organizational focus on the existing store base, it intended to modify its 1998 development plans and to develop 25 to 50 stores in 1998. See " Development Agreement." SEE ALSO "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ABOVE.

     The key component of the Company's product strategy is its offering of fresh-baked bagels, produced utilizing proprietary processes that allow for maximum inclusion of high quality ingredients, such as whole blueberries, raisins and nuts. Bagels are offered in a wide variety of both traditional and creative flavors and are baked fresh throughout the day in each store using steamed-baking processes.

     The Company's stores also offer consumers a line of traditional and creative flavors of cream cheese and an extensive line of beverages featuring branded coffees and teas, fruit teas, bottled sodas, juices and waters, and a full line of fountain sodas. The stores also include a menu of creative soups, salads and sandwiches offering customers a variety of lunch alternatives, as well as branded retail products that support the major menu categories, including ground and whole bean coffee, teas, bagel chips, coffee mugs and other items. Stores are typically in leased locations of approximately 2,000 square feet, substantial indoor seating and when practical, additional outdoor seating.

     The Company was incorporated in Delaware in February 1995 under the name Progressive Bagel Concepts, Inc. The Company's name was subsequently changed to Einstein/Noah Bagel Corp. in June 1996. The Company's principal executive offices are located at 14123 Denver West Parkway, Golden, Colorado 80401 and its telephone number is (303) 215-9300.

LOAN CONVERSIONS AND AREA DEVELOPER MERGER

     On December 5, 1997, the Company converted its loans to its area developers into a majority equity interest in the area developers (the "Loan Conversions") and purchased additional area developer equity interests, and four of the Company's five area developers, Colonial Bagels, L.P. ("Colonial"), Great Lakes Bagels, L.P. ("Great Lakes"), Gulfstream Bagels, L.P. ("Gulfstream"), and Sunbelt Bagels, L.L.C. ("Sunbelt") merged into the surviving area developer (the "Area Developer Merger"), Noah's Pacific, L.L.C. ("Noah's"), now known as Einstein/Noah Bagel Partners, L.P. ("Bagel Partners"). As a result of the Loan Conversions and the Area Developer Merger (together with certain related transactions, the "Transactions"), the Company owns approximately 78% of Bagel Partners, with the remaining minority interest owned by Bagel Store Development Funding, L.L.C. ("Bagel Funding") and management of the former area developers. Einstein/Noah Bagel Partners, Inc., a wholly-owned subsidiary of the Company, is the general partner of Bagel Partners (the "General Partner"). By reason of its holdings, the Company is able to control the affairs and policies of Bagel Partners, elect the board of directors of the General Partner and approve or disapprove any matter submitted to a vote of the partners of Bagel Partners, including a change in control of Bagel Partners.

     The Company believes that its area developers substantially assisted the Company in accomplishing its goal of rapidly developing stores and brand awareness in targeted local markets to achieve market leadership. However, the Company believes that during a period of reduced store development, the Company's business will be strengthened by focusing on a number of business objectives better accomplished through a Company-controlled system. After considering a number of alternative transactions, the Company's management recommended, and the board of directors of the Company approved, the Transactions. The Company expects that a Company-controlled system will promote the development and refinement of its brands by unifying store operations and customer experience, enhancing the Company's focus on store operations, unifying and strengthening store performance incentives for employees, reducing systemwide overhead, facilitating debt financing and improving tax efficiency. Achieving the foregoing goals is dependent on a number of factors, many of which are beyond the control of the Company. There can be no assurance any of such goals will be achieved. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

     The Company's success is dependent to a significant extent upon the successful integration of the business operations of the Company's former area developers and its ability to develop and operate existing and future stores and manage its organizational and financial resources. There can be no assurance that the Company will be able to successfully integrate the administrative, management and service operations of a combined system or that such integration will occur in a timely and efficient manner. The failure to achieve such integration could have a material adverse effect on the business, operating results and financial condition of the Company. The consolidation of the operations of the Company's former area developers will require the dedication of management resources and may temporarily distract attention from the day-to-day business of the Company, which could adversely affect the Company's business and operating results. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

DEVELOPMENT AGREEMENT

     Prior to consummation of the Transactions, the development agreements between the Company and its area developers provided for the development of a specified number of bagel stores of a specified brand within a defined geographic territory in accordance with a schedule of store opening dates. Such development agreements provided for the opening of 283 stores in the 1998 fiscal year. The Company's development agreement with Bagel Partners (the "Development Agreement") currently provides for the development of an aggregate of approximately 175 stores in 1998 and each year thereafter during the development term, which was extended so that it expires in 2002, permitting the total number of stores to be developed systemwide to remain unchanged. In February 1998, the Company announced that, in order to permit increased organizational focus on the existing store base, it intended to modify its 1998 development plans and to develop 25 to 50 stores in 1998.

     The opening and success of stores are dependent on a number of factors, including the availability of suitable sites, the negotiation of acceptable lease or purchase terms for such sites, permitting and regulatory compliance, the ability to meet construction schedules, the ability to hire and train qualified personnel, the financial and other capabilities of the Company and general economic and business conditions. Not all of the foregoing factors are within the control of the Company. The financial resources required by the Company to achieve systemwide plans will be dependent upon, among other things, the number and cost of stores developed and store operating results. The cost to develop a prototype store ranges from between $350,000 and $450,000. There can be no assurance that the Company will have access to the financial resources necessary to achieve systemwide plans or that stores will be successfully developed and operated.

MARKETING AND COMPETITION

     The Company believes that a key component in developing both the Einstein Bros. Bagels and Noah's New York Bagels brands is a strong local and community-based effort that encourages a close relationship between each store and its community. The Company utilizes traditional marketing and advertising methods, including radio, newspapers and other print media (including use of free-standing inserts and promotional coupons), signage, direct mail and in-store point-of-purchase displays to promote its brands.

     The food service industry is intensely competitive with respect to food quality, concept, convenience, location, customer service and value. In addition, there are many well-established food service competitors with substantially greater financial and other resources and substantially longer operating histories than the Company. Many of such competitors are less dependent than the Company on a single, primary product. The Company believes that it competes with other bagel retailers and bakeries, specialty coffee retailers, doughnut shops, fast-food restaurants, delicatessens, take-out food service companies, supermarkets and convenience stores. In addition, the Company believes that the start-up costs associated with retail bagel and similar food service establishments are not a significant impediment to entry into the retail bagel business. The Company believes that its Einstein Bros. Bagels and Noah's New York Bagels brands compete favorably in the important factors of food quality, convenience, customer service and value.

     Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns, the cost and availability of labor, purchasing power, availability of product, and the type, number and location of competing restaurants. Multi-unit food service businesses such as the Company can also be substantially adversely affected by publicity resulting from food quality, illness, injury or other health concerns (including food-borne illness claims) or operating issues stemming from one store or a limited number of stores, whether or not the Company is liable. Claims relating to foreign objects, food-borne illness or operating issues are common in the food service industry and a number of such claims may exist at any given time. Dependence on frequent deliveries of produce and supplies also subjects food service businesses such as the Company to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality and cost of ingredients. In addition, material changes in, or the Company's failure to comply with, applicable federal, state and local government regulations, and factors such as inflation, increased food, labor and employee benefit costs, regional weather conditions and unavailability of an adequate number of experienced managers and hourly employees may also adversely affect the food service industry in general and the Company's results of operations and financial condition in particular.

VENDORS

     The Company is party to a project and approved supplier agreement with Harlan Bagel Supply Company, L.L.C. ("Harlan") and the equity owners of Harlan. Under the agreement, Harlan has agreed to sell frozen bagel dough to the Company at a price equal to the cost of ingredients and packaging, a predetermined allowance for product losses and a fixed toll charge (which is subject to adjustment for inflation, changes in formulations, specifications or procedures required by the Company or failure of the Company to purchase certain minimum numbers of bagels). The Company leases to Harlan certain equipment owned by the Company. Harlan has granted to the Company an option, exercisable through the expiration or termination of the supply agreement or the equipment lease agreement (currently April 2005), to acquire all of the assets of Harlan at a formula price equal to a multiple of Harlan's profits from sales of products under the agreement.

     The Company also operates two dough production facilities in California. The Company has determined that the frozen dough requirements previously satisfied by the two facilities can be met from one facility's production capacity and the Company expects to close one of the facilities in April 1998.

     The Company has a long-term distribution agreement with Marriott Distribution Services, Inc. ("Marriott"), which provides for distribution of food, beverages and supplies to stores at a negotiated fixed mark-up above cost. The Company purchases in excess of 10% of its products and supplies from Marriott. Certain vendors have provided funds to the Company to be used for advertising, marketing and promotions.

     The Company may be subject to shortages or interruptions in supply caused by transportation strikes, adverse weather or other conditions which could adversely affect the quality, availability and cost of ingredients.

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

     The Company owns a number of trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Einstein Bros(R) and Noah's New York Bagels(R). In addition, the Company has federal trademark applications pending for a number of trademarks and service marks, as well as the Einstein Bros. logo and certain other logos used by the Company. The Company has applied to register Noah's New York Bagels(R) in more than 30 foreign countries and Einstein Bros(R) in approximately 70 foreign countries. Most of the applications pending in the United States and foreign countries were filed in 1995 and 1996. The Company has not yet obtained federal registrations for certain of the trademarks and service marks used in its business, and there can be no assurance that such registrations will be obtained.

     The Company considers its intellectual property rights to be important to its business and actively defends and enforces such rights.

GOVERNMENT REGULATION

     The restaurant industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and building and zoning requirements. The Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. The failure to obtain or retain food licenses, or increases in employee benefit costs or other costs associated with employees, could adversely affect the Company.

RELATIONSHIP WITH BOSTON CHICKEN

     Boston Chicken has an option (the "BCI Option") to maintain ownership of shares of common stock of the Company having up to 52% of the voting power of all of the outstanding shares of capital stock of the Company having the power generally to vote in the election of directors. The BCI Option is exercisable at a per share exercise price equal to (i) the weighted average price per share at which the Company's common stock is issued or sold in a transaction pursuant to which the BCI Option becomes exercisable, in the case of a transaction in which such price per share is readily ascertainable, or (ii) in all other cases, the average of the closing sale prices for the common stock on the Nasdaq National Market (or such other principal exchange or market on which the common stock may then be trading) for the five trading days ending on the fifth trading day prior to the date of the transaction pursuant to which the BCI Option becomes exercisable. The BCI Option terminates if (i) Boston Chicken sells or transfers shares of the Company's common stock and as a result owns less than a majority of the then outstanding shares of the Company's voting stock or (ii) the percentage of outstanding shares of voting stock of the Company owned by Boston Chicken is reduced below 50% other than as a result of Boston Chicken's voluntary sale or transfer of shares of the Company's common stock and Boston Chicken fails to acquire a sufficient number of shares of common stock so that it owns at least a majority of the then outstanding shares of voting stock of the Company by July 31 of the calendar year next following the calendar year in which such reduction occurs. In addition, the percentage ownership level of 52% is subject to reduction to the extent voluntary sales or transfers by Boston Chicken reduce its ownership of the outstanding shares of voting stock of the Company to less than 52% but do not otherwise result in termination of the BCI Option. In determining the percentage ownership of the voting stock of the Company owned by Boston Chicken for purposes of the BCI Option, the following shares are excluded: (i) 599,086 shares of the Company's common stock subject to options granted by Boston Chicken and its subsidiaries,
(ii) any shares of common stock held by officers, directors or employees of Boston Chicken, and (iii) any shares of common stock held by any person or entity that would not be counted under generally accepted accounting principles in determining whether Boston Chicken owns a majority of the voting stock for consolidated financial statement purposes. Pursuant to such calculation, as of December 28, 1997, Boston Chicken owned approximately 50.1% of the outstanding common stock of the Company and the right to purchase 1,467,949 shares of common stock of the Company at prices ranging from $10.30 to $30.75 per share. Boston Chicken also has five demand and unlimited piggyback registration rights under the Securities Act of 1933, as amended (the "Securities Act"), with respect to shares of the Company's common stock owned by Boston Chicken.

     The Company has an unsecured subordinated, non-convertible credit facility with Boston Chicken providing for borrowings of up to $50.0 million. As of March 20, 1998, there was no balance outstanding under the facility. The loan terminates on June 14, 1998 if the Company has not drawn any amounts under the loan as of such date. Interest on the loan is based on the reference rate of the Bank of America National Trust and Savings Association, plus 1.5%. Any borrowings outstanding are payable on June 15, 2003. Boston Chicken may satisfy its funding obligations under the loan facility in either cash or shares of Boston Chicken common stock. Boston Chicken has agreed to guarantee the price of any shares of common stock delivered to the Company in satisfaction of its obligations under the loan facility and thereafter sold by the Company.
Although the Company has not requested funding under the Boston Chicken credit facility, there can be no assurance that, if requested, Boston Chicken would have the resources available, or would use its available resources, to fund the credit facility.

     During fiscal 1997, the Company and Boston Chicken were parties to fee service agreements, pursuant to which Boston Chicken provided the Company with accounting and administration services and computer and communications services. Boston Chicken continues to provide such services to the Company. In addition, the Company subleases from Boston Chicken approximately 38,000 square feet of office space (and certain common areas, including parking areas) for the Company's support center located in Golden, Colorado. The sublease has an initial term of five years expiring in December 2001. The Company is also party to a sublease, pursuant to which the Company is entitled to the non-exclusive use of aircraft leased by Boston Chicken from an unaffiliated third party leasing company. The Company was party to a second such sublease with Boston Chicken in 1997. During fiscal 1997, the Company and its area developers paid Boston Chicken an aggregate of approximately $15.6 million pursuant to such agreements. The interruption of the services provided by Boston Chicken under the above-described agreements or a material adverse change in Boston Chicken's business or financial condition could have a material adverse effect on the Company.

EMPLOYEES; LABOR MATTERS

     In connection with the Transactions, the Company offered employment to all of the employees of Bagel Partners. Pursuant to the services agreement dated December 15, 1997 between the Company and Bagel Partners, the Company provides to Bagel Partners the services of such employees and certain other employees hired by the Company and Bagel Partners reimburses the Company for the cost of such employees. As of March 20, 1998, the Company had approximately 12,225 employees, of which approximately 12,000 were store-level employees.

     Certain operations of the Company conducted in northern California under the Noah's New York Bagels brand have from time to time been the subject of union organizing activities. One store in the San Francisco Bay area is currently in union contract negotiations and another Bay area store has received a petition for a union election. Union affiliation may have a negative impact upon employee relations and labor costs.

EXECUTIVE OFFICERS

     Set forth below are the names and ages of the executive officers of the Company, the positions they hold with the Company, and summaries of their business experience. Executive officers are elected by, and serve at the discretion of the Board of Directors. The executive officers of the Company are as follows:

     Scott A. Beck, age 39, became Chairman of the Board of the Company in July 1996 and has served as a director of the Company since March 1995. From December 1997 until February 1998, Mr. Beck also served as

Chief Executive Officer of the Company. He has been a director of Boston Chicken since June 1992 and has served as Chairman or Co-Chairman of the Boston Chicken board of directors since that date. Mr. Beck became President of Boston Chicken in January 1997. From June 1992 until October 1997, Mr.Beck also served as Chief Executive Officer of Boston Chicken. He was Vice Chairman of the Board of Blockbuster Entertainment Corporation ("Blockbuster") from September 1989 until his retirement in January 1992 and Chief Operating Officer of Blockbuster from September 1989 to January 1991. Since 1980, Mr. Beck also has been President of Pace Affiliates, Inc., an investment banking firm he founded.

     Robert M. Hartnett, age 46, became Chief Executive Officer and a director of the Company in February 1998. Mr. Hartnett has also served as Vice President-Eastern Zone of the General Partner of Bagel Partners since December 1997. From March 1996 to February 1998, Mr. Hartnett served as President and Chief Executive Officer of one of the Company's former area developers. From August 1992 until March 1996, Mr. Hartnett was Chief Executive Officer of R&A Foods, L.L.C., an area developer of Boston Chicken.

     Jeffrey L. Butler, age 36, has been the President of the Company since September 1997 and has served as President of the General Partner of Bagel Partners since December 1997. From May 1996 until September 1997, Mr. Butler served as President of Einstein Bros. Bagels Concept and from January 1996 until May 1996, Mr. Butler served as Chief Operating Officer of the Company. Prior to that time, he was employed by BC Great Lakes, L.L.C., an area developer of Boston Chicken ("BC Great Lakes"), since June 1995, and also served as President of the managing member of BC Heartland, L.L.C., also a Boston Chicken area developer, since August 1995. From June 1993 until June 1995, Mr. Butler served as President and Chief Executive Officer of the general partner of BC Detroit L.P., a predecessor of BC Great Lakes. From January 1992 until June 1993, Mr. Butler served as Vice President -- Human Resources of Boston Chicken.

     W. Eric Carlborg, age 34, became Chief Financial Officer in April 1997. Prior thereto he was Senior Vice President-Finance of the Company since July 1996. From October 1995 through June 1996, he was Vice President of Alignment and Planning of Boston Chicken. Prior to that time, Mr. Carlborg served as Vice President-Corporate Finance of Merrill Lynch from January 1994 to October 1995 and served as an Associate of Merrill Lynch from August 1989 through December 1993.

     Susan E. Daggett, age 37, became Vice President and Controller in November 1997. From January 1997 to November 1997, Ms. Daggett served as Vice President-Operations Finance and from October 1995 to January 1997 she served as Director-Operations Finance. Prior thereto, Ms. Daggett was Director-Financial Planning and Reporting of Arby's, Inc. from March 1994 until September 1995, and was Director-Planning, Reporting and Analysis of the Retail Division of Burger King Corp. from July 1992 to February 1994.

     Gail A. Lozoff, age 47, became Chief Concept Officer of the Company in October 1997 and has been a director of the Company since April 1995. From September 1996 until October 1997, Ms. Lozoff served as a Vice President of the Company and from April 1995 until September 1996, she served as Vice President-Design and Merchandising of the Company. Prior thereto, Ms. Lozoff was President and Chief Executive Officer of Bagel & Bagel, Inc. from May 1992 until 1995.

     David G. Stanchak, age 39, became a director and Chief Development Officer of the Company in March 1995. From June 1992 until March 1995, he served as a Senior Vice President of Boston Chicken, and from August 1989 until June 1992, Mr. Stanchak was the National Director of Real Estate and Real Estate Legal Counsel for Blockbuster.

     Paul A. Strasen, age 41, has been a Senior Vice President of the Company since February 1997 and has been General Counsel of the Company since April 1995. Mr. Strasen has also served as a Vice President of the General Partner of Bagel Partners since December 1997 and was a Senior Vice President of Boston Chicken from May 1997 until December 1997. From April 1995 to February 1997, he was a Vice President of the Company. Prior to that time, he was a partner at the Chicago law firm of Bell, Boyd & Lloyd from 1988 to April 1995.

ITEM 2.  PROPERTIES

     The Company leases its support center facility (containing its principal executive offices and test bakery) in Golden, Colorado, which consists of approximately 38,000 square feet of office space (and certain common areas, including parking areas), from Boston Chicken. The Company and its subsidiaries also lease sites for stores and commissaries. While the Company expects to continue to lease sites in the future, the Company may also purchase land and/or buildings for stores and commissaries to the extent acceptable terms are available.

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

     The Company also leases dough production facilities in San Leandro and Whittier, California.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, like others in the food service business, is from time to time the subject of complaints, threat letters or litigation from customers alleging illness, injury, or other food quality, health (including food-borne illness claims), or operational concerns. Claims relating to foreign objects in food, food-borne illness or operating issues are common in the food service industry, and a number of such claims may exist at any given time. Adverse publicity resulting from such allegations may materially adversely affect the Company or its brands, regardless of whether such allegations are valid or whether the Company is liable. In addition, the Company encounters complaints and allegations from former or prospective employees or others from time to time, as well as other matters which are common for businesses such as the Company. The Company does not believe that any such matters of which it is aware are material to the Company individually or in the aggregate, but matters may arise which could adversely affect the Company or its business operations.

     The Company, certain of its current and former executive officers and directors, the underwriters in the Company's initial public offering and the Company's independent public accountants are defendants in a class action lawsuit filed in the United States District Court for the District of Colorado. The lawsuit is comprised of separate actions that have been consolidated into one action for pre-trial purposes. In addition, an action was filed in state court in Jefferson County, Colorado, against the Company and certain of the other defendants, although such action has been stayed pending resolution of the federal case. The complaints in such actions allege, among other things, that the Company and the other defendants violated Sections 11, 12(2) and 15 of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as certain similar provisions of Colorado state law. In each case, the plaintiffs are seeking, among other things, (i) to certify their complaint as a class action on behalf of all persons who purchased the common stock during the purported class period, (ii) an award of unspecified compensatory damages, interest and costs to all members of the purported class, and (iii) equitable relief permitted by law, equity or federal or state statutes. Although the Company cannot predict the outcome of these lawsuits, the Company believes the complaints are without merit and intends to vigorously defend against the allegations made in the complaints. On February 10, 1998 the Company filed a motion to dismiss the complaint in the federal case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.

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

                                   High           Low
                                 --------       -------
        1996:
        -----
        Third Quarter            $36 1/2        $19
        Fourth Quarter            36 1/8         29 1/4
        1997
        ----
        First Quarter             33 3/4         17
        Second Quarter            21 3/4          8 3/4
        Third Quarter             15             10
        Fourth Quarter            11 3/4          5

     On March 20, 1998, the last reported sale price of the common stock on the Nasdaq National Market was $4 3/4 per share. As of March 20, 1998, there were approximately 630 record holders of the common stock.

     The Company has never paid cash dividends on its common stock and the Board of Directors intends to continue a policy of retaining any earnings for use in the Company's operations. The Company does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's current credit facilities contain prohibitions on the payment of any cash dividends.

     During the fourth quarter of 1997, the Company issued an aggregate of 5,625 shares of common stock pursuant to the exercise of warrants for an aggregate exercise price of $36,394. The shares of common stock issued upon exercise of such warrants were sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

     Also during the fourth quarter of 1997, the Company issued warrants to purchase shares of an aggregate of 100,000 shares of common stock at an exercise price of $9.47 per share. The warrants were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

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

                                                            PERIOD FROM
                                                           MARCH 24, 1995
                                                            (INCEPTION)          FISCAL YEAR ENDED
                                                             THROUGH        ---------------------------
                                                           DECEMBER 31,     DECEMBER 29,   DECEMBER 28,
                                                               1995           1996 (1)       1997 (1)
                                                           --------------   ------------   ------------
                                                   (In thousands, except per share data and number of stores)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue:
 Company stores.................................               $25,685        $35,803         $28,436
 Royalties and franchise-related fees...........                   671         19,918          28,286
 Interest income................................                    67          5,986          21,566
                                                           --------------   ------------   ------------
   Total revenue................................                26,423         61,707          78,288
Income (loss) from operations...................               (43,152)(2)     10,039           3,664(3)
Net income (loss)...............................               (43,716)         5,707          (1,402)
Basic earnings (loss) per share.................                 (7.87)          0.29           (0.04)
Diluted earnings (loss) per share...............                 (7.87)          0.27           (0.04)
Weighted average number of common and equivalent
shares outstanding:
   Basic earnings (loss) per share..............                 5,570         19,286          32,956
   Diluted earnings (loss) per share............                 5,570         21,023          32,956

STORE DATA (UNAUDITED):
Systemwide net revenue..........................               $26,410       $138,251        $302,995
Company stores..................................                    47             14             574
Area developer stores...........................                    13            301               0
                                                           --------------   ------------   ------------
Number of stores at end of year.................                    60            315             574
                                                           ==============   ============   ============

CONSOLIDATED BALANCE SHEET DATA:
Total assets....................................               $50,299       $332,418        $643,128
Long-term debt (4)..............................                58,875              -         149,000
Stockholders' equity (deficit)..................               (20,994)       315,517         330,346

(1) The Company's fiscal year is the 52/53-week period ending on the last Sunday in December and normally consists of 13 four-week periods.
(2) Includes a $26.6 million write-off of intangible assets.
(3) Includes an $18.2 million charge associated primarily with the Transactions.
(4) Includes at December 31, 1995, $11.1 million attributable to repurchase common stock shares and $7.8 million attributable to Series A preferred stock. See Note 11 of Notes to the Company's Consolidated Financial Statements. Includes at December 28, 1997, $24.0 million of the Company's $30.0 million senior term loan ($6.0 million payable in 1998) and $125.0 million of 7 1/4% convertible subordinated debentures due 2004. See Note 6 of Notes to the Company's Consolidated Financial Statements.

                             PREDECESSOR COMPANIES

     The summary historical combined financial data shown below represent the financial data of the Company's predecessors: Brackman Brothers, Inc. ("Brackman"), Bagel & Bagel, Inc. ("Bagel & Bagel") and Offerdahl's Bagel Gourmet, Inc. ("Offerdahl's"). The financial data for the period ended March 31, 1995 include the results of operations of the predecessors through their respective dates of acquisition, which were March 24, 1995 for Brackman and Bagel & Bagel and March 31, 1995 for Offerdahl's. The financial information is presented on the historic cost basis of each of the predecessors. The basic and fully diluted earnings (loss) per share and the weighted average number of common and equivalent shares outstanding during the period have not been presented for these periods because the Company believes this information is not meaningful. Subsequent to the acquisition of these predecessors, the Company sold substantially all of their assets. Accordingly, the Company does not believe that such operating results are meaningful or are indicative of future operating results of the Company.

                                                         Year ended             Period from
                                                ---------------------------   January 1, 1995
                                                December 31,   December 31,       through
                                                    1993           1994       March 31, 1995
                                                ------------   ------------   ---------------
                                                              (in thousands)
     COMBINED STATEMENTS OF OPERATIONS DATA:
       Total revenue........................        $12,048        $19,158            $5,882
       Income from operations...............            449          1,452                39
       Net income (loss)....................            389            696              (158)

     COMBINED BALANCE SHEET DATA:
       Total assets.........................    $ 4,770        $ 9,511
       Long-term debt.......................      1,011          2,822

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On December 5, 1997, the Company converted its loans to its area developers into a majority equity interest in the area developers and purchased additional area developer equity interests, and the area developers merged into a surviving entity, Einstein/Noah Bagel Partners, L.P. ("Bagel Partners"). As a result of the loan conversions and the area developer merger (together with certain related transactions, the "Transactions"), the Company owns approximately 78% of Bagel Partners with the remaining equity interest owned by Bagel Store Development Funding, L.L.C. and management of the former area developers.

     The Company believes that its area developers substantially assisted the Company in accomplishing its goal of rapidly developing stores and brand awareness in targeted local markets to achieve market leadership. The Company believes that during a period of reduced store development, the Company's business will be strengthened by focusing on a number of business objectives better accomplished through a Company-controlled system. After considering a number of alternative transactions, the Company's management recommended, and the board of directors of the Company approved, the Transactions. The Company expects that a Company-controlled system will promote the development and refinement of its brands by unifying store operations and customer experience, enhancing the Company's focus on store operations, unifying and strengthening store performance incentives for employees, reducing systemwide overhead, facilitating debt financing and improving tax efficiency. Achieving the foregoing goals is dependent on a number of factors, many of which are beyond the control of the Company. There can be no assurance any of such goals will be achieved. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

     As a result of the Transactions, the revenue generated by the Company as a lender, franchisor and service provider to the area developers prior to the date of the Transactions is eliminated in consolidation and replaced with store revenue and operating expenses from and after the date of the Transactions. The foregoing results are adjusted in the "minority interest" line item to reflect the minority interests not owned by the Company. As a result of the Transactions, the operating results for the 1997 fiscal year are not, and for the 1998 fiscal year will not be, readily comparable to those for the 1996 and 1995 fiscal years.

     The Company expects to report positive earnings before interest, income taxes, depreciation and amortization expenses ("EBITDA") in 1998; however, due primarily to significant depreciation charges associated with the acquisition of a Company store base and significant goodwill amortization resulting from the Transactions, the Company expects to report a net loss in 1998. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2. The Company's area developers incurred aggregate net losses of $40.6 million in 1996 and $93.5 million in 1997 (until consummation of the Transactions).

     EBITDA is dependent upon a number of factors, including the number of stores in operation systemwide, the net weekly per store average ("WPSA") revenue and cash flow of such stores and systemwide overhead expenses. Net WPSA represents the weekly per store average for all stores after customer and employee discounts, based upon the actual number of days the stores are open in the reporting period. The Company considers EBITDA an important indicator of operational performance. However, EBITDA should not be considered an alternative to operating or net income as an indicator of the Company's operational performance, nor as an alternative to cash flows from operating activities as a measure of liquidity, in each case, determined in accordance with generally accepted accounting principles.

     As of March 20, 1998, Boston Chicken held approximately 51.9% of the voting stock of the Company. In addition, Boston Chicken has an option that permits it to maintain ownership of shares of common stock having up to 52% of the voting power of all of the outstanding shares of capital stock of the Company having the power generally to vote in the election of directors. See "Item 1. Business -- Relationship with Boston Chicken." The Company and Boston Chicken are parties to various agreements, pursuant to which Boston Chicken has agreed to provide to the Company certain accounting and administration and computer and communications services. The Company also has a non-convertible unsecured credit facility from Boston Chicken providing for borrowings of up to $50.0 million. Although the Company has not requested funding under such facility, there can be no assurance that, if requested, Boston Chicken would have the resources available, or would use its available resources, to fund the credit facility.

     The Company's future financial condition and results of operations are subject to uncertainties related to stockholder class action lawsuits filed against the Company and certain other defendants. See Note 9 to Notes to the Company's Consolidated Financial Statements. Because such litigation is at a preliminary stage, the Company is unable to make a meaningful estimate of any loss that could result from an unfavorable outcome of the litigation.

RESULTS OF OPERATIONS

  FISCAL YEAR ENDED DECEMBER 28, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 29, 1996

     The Company's results of operations for fiscal year ended December 28, 1997 reflect primarily the Company's operations as a franchisor. As a result of the Transactions, the Company's results of operations after December 5, 1997 reflect results of the Company as the majority owner and operator of stores systemwide.

     Revenue. Total systemwide net revenue increased 119.2% to $303.0 million for 1997 compared to $138.3 million in the prior year. The increase in systemwide net revenue was due to an increase in the number of stores in operation systemwide offset by a lower average net WPSA. The lower average net WPSA was due to a lower proportion of mature stores in the system in 1997 compared to the prior year.

     Revenue from Company stores decreased 20.6% to $28.4 million in 1997 from $35.8 million in the prior year. The decrease was due to a lower average number of Company stores in 1997 compared to 1996.

     Royalties and franchise-related fees increased to $28.3 million for 1997 from $19.9 million in the prior year, due primarily to an increase in royalties, real estate fees and lease income attributable to the larger base of franchise stores operating in 1997 compared to 1996.

     Interest income from loans to area developers increased to $21.6 million for 1997 from $6.0 million in the prior year due to higher outstanding loan balances associated with the increase in stores opened by the Company's area developers during fiscal 1997.

     Cost of Products Sold. Cost of products sold decreased 17.9% to $9.5 million for 1997, compared to $11.5 million in the prior year, due primarily to the decrease in revenue from Company stores in 1997 compared to 1996. Cost of products sold, as a percentage of Company store revenue, increased to 33.3% in 1997 from 32.2% in 1996. The cost structure in 1996 reflects primarily the operation of stores under the Baltimore Bagels and Noah's New York Bagels brand names; the cost structure in 1997 reflects primarily the operation of stores under the Company's primary brands.

     Salaries and Benefits. Salaries and benefits increased 21.7% to $22.3 million for 1997 compared to $18.3 million in the prior year, due primarily to an increase in the number of employees at the Company's support center necessary to support systemwide expansion and a charge of $2.7 million, associated primarily with the Transactions. On a going forward basis, the Company expects salaries and benefits to be higher under a Company-controlled system because salaries and benefits previously paid by the Company's area developers will now be reflected in the Company's consolidated financial statements.

     General and Administrative. General and administrative expenses increased 96.5% to $42.9 million for 1997 compared to $21.8 million in the prior year, due primarily to an increase in expenditures at the Company's support center necessary to support systemwide expansion and a charge of $15.5 million, associated primarily with the Transactions. On a going forward basis, the Company expects general and administrative expenses to be higher under a Company-controlled system because such expenses previously paid by the Company's area developers will now be reflected in the Company's consolidated financial statements and because of additional depreciation and amortization resulting from owning stores and goodwill amortization resulting from the Transactions.

     Other Expense. The Company incurred other expense of $4.1 million for 1997 compared to $4.3 million in the prior year.

     Minority Interest. The minority interest in losses of Bagel Partners was $4.0 million in 1997.

     Income Taxes. The Company had a $5.0 million income tax expense in 1997 resulting primarily from certain non-deductible intangible amortization and the uncertainty associated with the realization of its deferred tax asset.

  FISCAL YEAR ENDED DECEMBER 29, 1996 COMPARED TO THE PERIOD BEGINNING MARCH 24, 1995 (INCEPTION) AND ENDED DECEMBER 31, 1995

     Revenue. Total revenue increased 134% for 1996 over the prior period. Royalties and franchise-related fees were $19.9 million compared to $0.7 million in the prior period, caused by an increase in stores opened and operated by area developers, which totaled 301 as of December 29, 1996 compared to 13 as of December 31, 1995. Interest income was $6.0 million for 1996 compared to $67,000 in the prior period, due to higher interest income generated on increased loans made to area developers. Revenue from Company stores increased 39% for 1996 to $35.8 million from $25.7 million in the prior period. The increase was due to the revenue from acquired stores and stores opened by the Company prior to being sold to area developers.

     Cost of Products Sold. Cost of products sold increased 40% to $11.5 million for 1996 compared to $8.2 million in the prior period. The increase was due primarily to the increase in revenue from Company stores. Cost of products sold, as a percentage of Company store revenue, increased to 32.2% in 1996 from 32.1% in 1995.

     Salaries and Benefits. Salaries and benefits increased 35% to $18.3 million for 1996 compared to $13.5 million in the prior period. The increase in salaries and benefits was due to a greater number of Company stores in 1996 and an increase in the number of employees at the Company's support center necessary to support systemwide expansion.

     General and Administrative. General and administrative expenses decreased 54% to $21.8 million for 1996 compared to $47.8 million in the prior period.
The decrease was due primarily to a $26.6 million write-off of intangible assets in the prior period. After the acquisition of Brackman, Bagel & Bagel, Offerdahl's and Baltimore Bagel Co. (collectively the "Founding Companies"), the Company launched a development project, pursuant to which management analyzed
(i) the Founding Companies' stores, including brand positioning, product offerings, operational service systems and atmosphere, (ii) the competitive environment and (iii) the preferences of consumers across the United States.
The project resulted in the development of the Einstein Bros. Bagels brand and store. In connection with, and as a result of, the development of the Einstein Bros. Bagels brand and store, management determined to discontinue the use of the identifiable intangible assets acquired in the acquisitions of the Founding Companies, including trademarks and recipes. This change in business strategy resulted in an impairment of such intangible assets and, accordingly, the assets were written down to their fair market values. In addition, in 1995, certain acquired store locations were determined to be unsuitable for the Einstein Bros. Bagels brand and store, resulting in a $2.4 million provision for anticipated costs required to close those locations. Absent these write-downs, general and administrative expenses increased 16% for 1996 compared to the prior period. This increase was due to an increase in expenditures at the Company's support center necessary to support systemwide expansion and a greater number of Company stores in 1996.

     Included in general and administrative expenses are depreciation and amortization charges of $5.4 million in 1996 and $1.7 million in the prior period. The increase in depreciation and amortization charges was attributable primarily to the goodwill and intangible assets related to the acquisition of Noah's in February 1996.

     Other Expense. The Company incurred other expense of $4.3 million for 1996 compared to $0.6 million in the prior period. The increase reflects higher net interest expense attributable to borrowings under the Company's loan agreements, offset by gains recognized on the sale of marketable equity securities.

     Income Taxes. No income tax expense was recorded for the year ended December 29, 1996 or the prior period. During 1996, the Company recognized a portion of its deferred tax asset that resulted in no tax expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital have been from issuances of equity and debt securities and internally generated cash from operations. Cash provided from operations in 1997 totaled $27.7 million, an increase of $21.2 million from the cash provided from operations in 1996 of $6.5 million. The increase was due primarily to an increase in royalties and franchise-related fees and interest income from loans to area developers attributable to the larger base of franchise stores operating in 1997 compared to 1996. Cash used in operations in 1995 was $12.3 million.

     Cash provided from financing activities totaled $158.7 million in 1997. In May 1997, the Company completed a private offering of $125.0 million principal amount of 7 1/4% convertible subordinated debentures due 2004. As of December 28, 1997, the Company had $34.1 million available in cash and cash equivalents. In addition, in November 1997, the Company entered into a secured credit agreement with Bank of America National Trust and Savings Association and the lenders named therein (the "Credit Facility"), that consisted of a $30.0 million secured term loan facility and a $40.0 million secured revolving credit facility. The Company also had a $50.0 million non-convertible credit facility with Boston Chicken. At December 28, 1997, $30.0 million was outstanding under the term loan of the Credit Facility and no balance was outstanding under the facility with Boston Chicken. In March 1998, the Credit Facility was amended to reduce the amount of the revolving credit facility to $25.0 million, which will become available in increments through September 1998, subject to the Company's compliance with certain financial covenants, including a minimum operating cash flow test. The Credit Facility also contains financial covenants that require maintaining certain minimum average weekly net sales levels and system and store cash flow ratios, and that limit overhead levels. See Note 6 of Notes to the Company's Consolidated Financial Statements. If the Company is unable to comply with any of the Credit Facility's financial covenants, the Company would be unable to draw on the revolving credit facility and, upon action of the lenders under the Credit Facility, all outstanding principal and interest under the Credit Facility could be accelerated and become immediately due and payable. To the extent the Company did not have borrowing availability under the Credit Facility, the Company could be required to seek additional sources of capital and, if unable to obtain such capital, could be unable to satisfy its obligations when due.

     During 1996, the Company borrowed $80.0 million from Boston Chicken under its convertible secured loan agreement, resulting in a $120.0 million outstanding balance. In June 1996, Boston Chicken converted the entire $120.0 million balance of convertible debt into 15,307,421 shares of common stock of the Company. Also during 1996, the Company raised $174.6 million from the sale of approximately 8,670,000 shares of its common stock. During 1995, the Company borrowed $40.0 million from Boston Chicken under its convertible secured loan agreement (which Boston Chicken converted to equity of the Company in 1996) and raised $20.8 million from the sale of approximately 3,500,000 shares of its common stock.

     The Company's primary use of capital reflects its effort to establish brand awareness and market leadership, which historically was done by providing partial financing to its area developers for use in rapid store development and working capital needs. Net loan advances to area developers were $190.0 million in 1997 (consisting of $359.2 million of loan advances, net of $169.2 million of loan repayments) and $137.3 million in 1996 (consisting of $206.8 million of loan advances, net of $69.5 million of loan repayments). The majority of the loan advance and repayment activity reflects the revolving nature of the loans; that is, amounts were drawn and repaid on a regular basis to optimize cash management. The increase in loan advances was attributable to the increase in the number of area developer stores opened in 1997 compared to 1996.

     In addition to providing funding to its area developers, the Company's capital requirements have consisted of store acquisition and development, development of its corporate infrastructure, which supports systemwide expansion, and investments in food production facilities. In 1997, the Company expended $8.2 million on its corporate infrastructure and investments in food production facilities compared to $10.1 million in 1996. In 1996, the Company expended $107.9 million on store acquisition and development, including the acquisition of all the capital stock of Noah's New York Bagels, Inc. for $100.9 million. The Company generated $3.6 million in 1997 and $49.9 million in 1996 from the sale of stores to newly formed area developers. There were no material gains or losses recognized as a result of these sales.

     The Company's primary uses of capital in 1998, other than providing working capital for normal operating expenses, are expected to consist primarily of satisfaction of current liabilities, expenditures related to building and opening new stores and retrofitting existing stores, and payment of principal and interest on outstanding indebtedness. In the event the Company requires additional capital for working capital needs, there can be no assurance that the Company will be able to raise such capital on satisfactory terms, if at all.
SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 2.

SEASONALITY

     Historically, the Company has experienced lower average store revenue during November, December and January.

YEAR 2000

     The Year 2000 issue is the result of computer programs that use two digits rather than four to define the applicable year. Computer programs used by the Company that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company is currently assessing the impact of issues associated with the Year 2000. Based upon its preliminary assessment, the Company does not believe such issues will materially impact the Company's business, financial condition or results of operations. Year 2000 considerations may, however, impact vendors or financial institutions with which the Company has relationships, indirectly affecting the Company.

IMPACT OF INFLATION

     The Company believes that inflation has not had a material impact on its results of operations to date. Substantial increases in the cost of labor, employee benefits, food and other operating expenses could adversely affect results of store operations.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table shows quarterly unaudited financial results for fiscal years 1997 and 1996. The first quarter consists of four four-week periods and the second, third and fourth quarters consist of three four-week periods.

                                          FIRST    SECOND     THIRD    FOURTH
1997:                                    QUARTER   QUARTER   QUARTER   QUARTER
-----                                    -------   -------   -------   --------

Revenue................................  $16,728   $13,275   $13,882   $ 34,403
Income (Loss) from Operations..........    7,232     8,142     9,267    (20,977)
Net Income (Loss)......................    5,178     5,114     5,364    (17,058)
Basic Earnings (Loss) per Share........     0.16      0.15      0.16      (0.52)
Diluted Earnings (Loss) per Share......     0.15      0.15      0.16      (0.52)

1996:
-----

Revenue................................  $22,379   $18,206   $10,257   $ 10,865
Income (Loss) from Operations..........   (1,270)    2,303     4,235      4,771
Net Income (Loss)......................   (3,317)      295     3,953      4,776
Basic Earnings (Loss) per Share........    (0.53)     0.01      0.14       0.16
Diluted Earnings (Loss) per Share......    (0.53)     0.01      0.13       0.15

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

EINSTEIN/NOAH BAGEL CORP.

Report of Independent Public Accountants..................................... 19

Consolidated Financial Statements:

   Consolidated Balance Sheets at December 29, 1996 and December 28, 1997.... 20

   Consolidated Statements of Operations for the period from March 24, 1995 (inception) through December 31, 1995 and the fiscal years ended December
   29, 1996 and December 28, 1997............................................ 21

   Consolidated Statements of Stockholders' Equity (Deficit) for the period from March 24, 1995 (inception) through December 31, 1995 and the fiscal years ended December 29, 1996 and December 28, 1997....................... 22

   Consolidated Statements of Cash Flows for the period from March 24, 1995 (inception) through December 31, 1995 and the fiscal years ended December
   29, 1996 and December 28, 1997............................................ 23

   Notes to Consolidated Financial Statements................................ 24

BAGEL & BAGEL, INC.

Report of Independent Public Accountants..................................... 38

Financial Statements:

     Statements of Operations for the period from December 28, 1994 through
     March 23, 1995.......................................................... 39

     Statements of Cash Flows for the period from December 28, 1994 through
     March 23, 1995.......................................................... 40

     Notes to Financial Statements........................................... 41

OFFERDAHL'S BAGEL GOURMET, INC. AND AFFILIATES

Report of Independent Public Accountants..................................... 42

Combined Financial Statements:

     Combined Statements of Operations for the period from January 1, 1995 through April 2, 1995................................................... 43

     Combined Statements of Cash Flows for the period from January 1, 1995 through April 2, 1995................................................... 44

     Notes to Combined Financial Statements.................................. 45


Report of Independent Public Accountants on Schedule II...................... 46

Supplemental Schedule II..................................................... 47

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Einstein/Noah Bagel Corp.:

  We have audited the accompanying consolidated balance sheets of Einstein/Noah Bagel Corp. (a Delaware corporation) and subsidiaries as of December 29, 1996 and December 28, 1997, and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from March 24, 1995 (inception) through December 31, 1995 and for the fiscal years ended December 29, 1996 and December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Einstein/Noah Bagel Corp. and subsidiaries as of December 29, 1996 and December 28, 1997, and the results of their operations and their cash flows for the period from March 24, 1995 (inception) through December 31, 1995 and for the fiscal years ended December 29, 1996 and December 28, 1997, in conformity with generally accepted accounting principles.


                                                ARTHUR ANDERSEN LLP


Denver, Colorado
February 16, 1998
(except Note 6 as to which the
date is March 27, 1998)

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                         DECEMBER 29,   DECEMBER 28,
                                                             1996           1997
                                                         ------------   ------------
ASSETS
------
Current Assets:
 Cash and cash equivalents............................       $ 50,741       $ 34,148
 Accounts receivable, net.............................          5,589          1,593
 Inventories..........................................            205          9,823
 Prepaid expenses and other current assets............            374            502
                                                         ------------   ------------
  Total current assets................................         56,909         46,066

Property and Equipment, net...........................         28,213        194,152
Notes Receivable......................................        146,087              -
Goodwill, net.........................................         68,921        360,155
Trademarks, net.......................................         22,239         22,075
Recipes, net..........................................          4,758          7,202
Other Assets, net.....................................          5,291         13,478
                                                         ------------   ------------
  Total assets........................................       $332,418       $643,128
                                                         ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts payable.....................................       $  3,873       $ 16,140
 Accrued expenses.....................................          3,615         38,369
 Current portion of senior term loan..................              -          6,000
 Deferred franchise revenue...........................          3,000              -
                                                         ------------   ------------
  Total current liabilities...........................         10,488         60,509

Long-Term Portion of Senior Term Loan.................              -         24,000
Convertible Subordinated Debentures...................              -        125,000
Deferred Franchise Revenue............................          6,105              -
Other Noncurrent Liabilities..........................            308         23,225
Minority Interest.....................................              -         80,048
Commitments and Contingencies Stockholders' Equity:
 Preferred Stock -  $.01 par value; 20,000,000
  shares authorized; no shares issued and outstanding.              -              -
 Common Stock - $.01 par value; 200,000,000 shares
  authorized; 32,299,756 shares issued and outstanding
  in 1996 and 33,332,594 shares issued in 1997........            323            333
 Additional paid-in capital...........................        353,203        374,685
 Treasury Stock, at cost (813,146 shares in 1997).....              -         (5,261)
 Accumulated deficit..................................        (38,009)       (39,411)
                                                         ------------   ------------
   Total stockholders' equity.........................        315,517        330,346
                                                         ------------   ------------
   Total liabilities and stockholders' equity.........       $332,418       $643,128
                                                         ============   ============


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                 PERIOD FROM
                                                MARCH 24, 1995
                                                 (INCEPTION)          FISCAL YEAR ENDED
                                                   THROUGH       ---------------------------
                                                 DECEMBER 31,    DECEMBER 29,   DECEMBER 28,
                                                    1995            1996           1997
                                                --------------   ------------   ------------
Revenue:
 Company stores...............................       $ 25,685         $35,803       $28,436
 Royalties and franchise-related fees.........            671          19,918        28,286
 Interest income..............................             67           5,986        21,566
                                                --------------   ------------   ------------
   Total revenue..............................         26,423          61,707        78,288

Costs and Expenses:
 Cost of products sold........................          8,239          11,546         9,479
 Salaries and benefits........................         13,531          18,302        22,268
 General and administrative...................         47,805          21,820        42,877
                                                --------------   ------------   ------------
   Total costs and expenses...................         69,575          51,668        74,624
                                                --------------   ------------   ------------
Income (Loss) from Operations.................        (43,152)         10,039         3,664

Other Expense, net:
 Interest expense, net........................         (1,281)         (6,261)       (4,129)
 Other income, net............................            717           1,929             -
                                                --------------   ------------   ------------
   Total other expense, net...................           (564)         (4,332)       (4,129)
                                                --------------   ------------   ------------

Income (Loss) Before Income Taxes and Minority
 Interest.....................................        (43,716)          5,707          (465)
Income Taxes..................................              -               -         4,973
Minority Interest in Loss of Subsidiary.......              -               -        (4,036)
                                                --------------   ------------   ------------
Net Income (Loss).............................       $(43,716)        $ 5,707       $(1,402)
                                                ==============   ============   ============

Basic Earnings (Loss) per Share...............       $  (7.87)        $  0.29       $ (0.04)
                                                ==============   ============   ============
Diluted Earnings (Loss) per Share.............       $  (7.87)        $  0.27       $ (0.04)
                                                ==============   ============   ============

Weighted Average Number of Shares Outstanding:
   Basic Earnings (Loss) per Share............          5,570          19,286        32,956
                                                ==============   ============   ============
   Diluted Earnings (Loss) per Share..........          5,570          21,023        32,956
                                                ==============   ============   ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (In thousands)

                                                                 PERIOD FROM
                                                               MARCH 24, 1995
                                                                (INCEPTION)          FISCAL YEAR ENDED
                                                                  THROUGH        --------------------------
                                                                DECEMBER 31,     DECEMBER 29,  DECEMBER 28,
                                                                    1995             1996          1997
                                                               --------------    ------------  ------------
COMMON STOCK
 Balance at beginning of period..............................    $       -         $     38      $    323
 Conversion of preferred stock, repurchase common stock
  and debt...................................................            -              175             -
 Issuance of common stock....................................           38               96             2
 Exercise of stock options and warrants......................            -               14             8
                                                               --------------    ------------  ------------
 Balance at end of year......................................     $     38         $    323      $    333
                                                               ==============    ============  ============

ADDITIONAL PAID-IN CAPITAL
 Balance at beginning of period..............................     $      -         $ 22,684      $353,203
 Conversion of preferred stock, repurchase common stock and
  debt.......................................................            -          140,270             -
 Issuance of common stock, net of offering costs of $500 in
  1995, $10,343 in 1996 and $229 in 1997.....................       22,051          182,491         5,369
 Exercise of stock options and warrants, including income tax
  benefits of $1,597 in 1997.................................            -            9,227         6,694
 Dividends on Series A preferred stock and accretion of
  dividends on repurchase common stock.......................       (1,077)          (1,708)            -
 Issuance of options and warrants............................        1,710              239         1,619
 Options to be issued in connection with acquisitions........            -                -         7,800
 Balance at end of year......................................     $ 22,684         $353,203      $374,685
                                                               ==============    ============  ============

TREASURY STOCK
 Balance at beginning of period..............................     $      -         $      -      $      -
 Purchase of 813,146 shares in 1997..........................            -                -        (5,261)
 Balance at end of year......................................     $      -         $      -      $ (5,261)
                                                               ==============    ============  ============

ACCUMULATED DEFICIT
 Balance at beginning of period..............................     $      -         $(43,716)     $(38,009)
 Net income (loss)...........................................      (43,716)           5,707        (1,402)
                                                               --------------    ------------  ------------
 Balance at end of year......................................     $(43,716)        $(38,009)     $(39,411)
                                                               ==============    ============  ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                           PERIOD FROM
                                                                         MARCH 24, 1995
                                                                           (INCEPTION)            FISCAL YEAR ENDED
                                                                             THROUGH      ---------------------------------
                                                                          DECEMBER 31,       DECEMBER 29,     DECEMBER 28,
                                                                              1995               1996             1997
                                                                         ---------------  ------------------  -------------
Cash Flows from Operating Activities:
 Net income (loss).....................................................        $(43,716)          $   5,707      $  (1,402)
 Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization.......................................           1,657               5,431          8,502
   Minority interest...................................................               -                   -         (4,036)
   Provision for write-down of assets..................................          26,575                   -         12,773
   Warrant and option expense..........................................           1,710                 239          1,619
   Gain on the sale of marketable equity securities....................            (719)             (1,824)             -
   Changes in assets and liabilities, net of effect of acquisitions:
     Accounts receivable...............................................            (680)             (3,966)         5,662
     Accounts payable and accrued expenses.............................           1,778                (292)       (11,377)
     Deferred franchise revenue........................................             910               8,180         (1,030)

     Other assets and liabilities......................................             173              (7,003)        16,950
                                                                         ---------------  ------------------  -------------
       Net cash provided by (used in) operating activities.............         (12,312)              6,472         27,661
                                                                         ---------------  ------------------  -------------

Cash Flows from Investing Activities:
 Purchase of property and equipment....................................         (18,109)            (38,198)       (11,189)
 Proceeds from sale of assets..........................................           5,519              49,943          3,600
 Acquisitions of Noah's New York Bagels, Inc., net of cash acquired....               -            (100,902)             -
 Purchase of marketable equity securities, net of proceeds from sales..         (22,682)              1,824              -
 Purchase of other assets..............................................            (621)             (5,608)        (5,381)
 Issuance of notes receivable..........................................         (10,569)           (209,514)      (359,218)

 Repayment of notes receivable.........................................           3,831              70,694        169,223
                                                                         ---------------  ------------------  -------------
   Net cash used in investing activities...............................         (42,631)           (231,761)      (202,965)
                                                                         ---------------  ------------------  -------------

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock................................          20,311             191,606         10,475
 Increase in deferred financing costs..................................               -                (944)        (6,764)
 Proceeds from term loan...............................................               -                   -         30,000
 Borrowings under credit facility......................................               -                   -         62,200
 Repayments under credit facility......................................               -                   -        (62,200)
 Proceeds from convertible debt........................................          91,060             352,272        125,000

 Repayment of convertible debt.........................................         (51,060)           (272,272)             -
                                                                         ---------------  ------------------  -------------
   Net cash provided by financing activities...........................          60,311             270,662        158,711
                                                                         ---------------  ------------------  -------------

Net Increase (Decrease) in Cash and Cash Equivalents...................           5,368              45,373        (16,593)
Cash and Cash Equivalents, beginning of period.........................               -               5,368         50,741
                                                                         ---------------  ------------------  -------------
Cash and Cash Equivalents, end of year.................................        $  5,368           $  50,741      $  34,148
                                                                         ===============  ==================  =============

Supplemental Cash Flow Information:
 Interest Paid                                                                 $  1,107           $   7,232      $   5,098
                                                                         ===============  ==================  =============
 Income Taxes Paid                                                             $      -           $       -      $     640
                                                                         ===============  ==================  =============

Supplemental Schedule of Non-Cash Activities:
 Conversion of debt to common stock..................................          $      -           $ 120,000      $       -
                                                                         ===============  ==================  =============
 Conversion of notes receivable into equity interests and assets.....          $      -           $       -      $ 332,646
                                                                         ===============  ==================  =============
 Tax benefit of stock options exercised..............................          $      -           $       -      $   1,597
                                                                         ===============  ==================  =============
 Options to be issued in connection with acquisitions................          $      -           $       -      $   7,800
                                                                         ===============  ==================  =============
 Conversion of preferred stock, repurchase common stock and
   accrued dividends on preferred stock..............................          $      -           $  20,445      $       -
                                                                         ===============  ==================  =============
 Exchange of preferred stock, repurchase common stock, common stock
   and marketable equity securities for net assets acquired..........          $ 42,742           $       -      $       -
                                                                         ===============  ==================  =============
 Issuance of common stock for note receivable........................          $    437           $       -      $       -
                                                                         ===============  ==================  =============
 Accretion of dividends on repurchase common stock...................          $    933           $   1,486      $       -
                                                                         ===============  ==================  =============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

     Einstein/Noah Bagel Corp. and its subsidiaries (the "Company") operate specialty retail bagel stores in the United States, primarily under the Einstein Bros. Bagels and Noah's New York Bagels brand names. At December 28, 1997, there were 574 stores in operation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Einstein/Noah Bagel Corp. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year. The Company's fiscal year is the 52/53-week period ending on the last Sunday in December, and normally consists of 13 four-week periods. The first quarter consists of four periods and each of the remaining three quarters consist of three periods.

     Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand and on deposit and highly liquid instruments purchased with maturities of three months or less.

     Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of food, paper products and supplies.

     Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization has been calculated using the straight-line method with buildings and improvements being depreciated over 12 to 30 years, leasehold improvements being amortized over the lesser of their useful lives or their lease terms, including option periods, furniture, fixtures and equipment being depreciated over five to eight years and pre-opening costs being depreciated over one year.

     Property and equipment additions include acquisitions of buildings and equipment, costs incurred in the development and construction of new stores, and major improvements to existing stores. Expenditures for maintenance and repairs are charged to expense as incurred. Development costs for franchised stores are expensed when the store opens. Pre-opening costs consist primarily of salaries and other direct expenses incurred in connection with the set-up and stocking of stores, employee training and general store management activities incurred prior to the opening of new stores.

     The Accounting Standards Executive Committee of the AICPA has issued for comment a proposed statement of position ("SOP") titled "Reporting on the Costs of Start-up Activities." If issued as proposed, the new standard would require the Company to prospectively expense pre-opening costs as incurred. As currently proposed, the new SOP would not require restatement of prior periods and would be applied as of the beginning of the fiscal year in which the SOP is first adopted. Initial application would be reported as a cumulative effect of a change in accounting principle. The Company does not believe the SOP will have a material impact on its financial statements.

     Goodwill and Other Intangible Assets. Goodwill, trademarks and recipes are being amortized over 35, 30 and 10 years, respectively.

     Long-Lived Assets. The Company evaluates whether events and circumstances have occurred that indicate revision to the remaining useful lives or the remaining balances of long-lived assets may be appropriate. Such events and circumstances include, but are not limited to, a change in business strategy or a change in current and long-term projected operating performance. When factors indicate that the carrying amount of an asset may not be

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES recoverable, the Company estimates the future cash flows expected to result from the use of such asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the asset.

     Deferred Financing Costs. Deferred financing costs are amortized over the period of the related financing, which ranges from three to seven years.

     Revenue Recognition. Revenue from Company stores is recognized in the period during which related food and beverage products are sold. Royalties are recognized in the same period that related franchise store revenue is generated. Revenue derived from initial franchise fees and area development fees is recognized when the franchise store opens. Real estate fees are recognized as earned, and lease income is recognized over the life of the lease on a straight-line basis. Interest income is recognized as earned. Pursuant to Statement of Financial Accounting Standards No. 45, "Accounting for Franchise Fee Revenue" ("SFAS No. 45"), commencing with the Company's announcement in October 1997 to transition from a franchised to a Company-controlled system, the Company ceased recognizing initial franchise and area development fees for the opening of new stores. Upon consummation of the Company's conversion of its loans to area developers into equity interests on December 5, 1997, revenue recognized by the Company as lender, franchisor and service provider to the area developers is eliminated in consolidation. The components of royalties and franchise-related fees are as follows (in thousands of dollars):

                                                              FISCAL PERIOD OR YEAR ENDED
                                                    -------------------------------------------
                                                    DECEMBER 31,   DECEMBER 29,    DECEMBER 28,
                                                        1995           1996            1997
                                                    ------------   ------------    ------------
Initial franchise and area development fees.......     $520          $12,140         $ 9,920
Royalties.........................................       35            6,086          15,487
Real estate fees and lease income.................        -            1,564           2,375
Other.............................................      116              128             504
                                                    ------------   ------------    ------------
Total royalties and franchise-related fees........     $671          $19,918         $28,286
                                                    ============   ============    ============

     Per Share Data. In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Under the new standard, the Company is required to change the method used to compute earnings (loss) per share and to restate prior periods presented, resulting in a dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share are computed by dividing net income
(loss), adjusted for dividends of $0.1 million on Series A preferred stock in 1995 and 1996, by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income (loss), adjusted for dividends of $0.1 million on Series A preferred stock in 1995 and 1996, by the weighted average number of common shares and dilutive Company securities outstanding during the period.

     The difference between the weighted average number of common shares outstanding to compute basic and diluted earnings (loss) per share in 1996 represents the dilutive effect of common stock options and warrants of 1.7 million shares. These securities were excluded for 1997 and 1995 because they were antidilutive.

     The calculation of diluted earnings (loss) per share excludes the Company's 7 1/4% convertible subordinated debentures due June 1, 2004 because of their antidilutive effect. In addition, stock options and warrants outstanding in 1995 and 1996, which had exercise prices greater than the average market price of the Company's common stock, were excluded from the 1995 and 1996 computations because of their antidilutive effect. All stock options and warrants outstanding in 1997 were excluded from the computation because of their antidilutive effect.

     Pursuant to Securities and Exchange Commission ("SEC") rules, common stock and dilutive securities issued by the Company at prices below the initial public offering price during the 12-month period

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES prior to the offering ("cheap stock") were previously included in the calculation as if they were outstanding for the entire fiscal year, regardless of whether or not they were antidilutive. In Staff Accounting Bulletin 98, the SEC redefined cheap stock as "nominal issuances." As a result, shares and dilutive Company securities that were originally treated as cheap stock and included in both the 1995 and 1996 computations have been adjusted in the mrestated 1995 and 1996 weighted average shares outstanding. Due to the restatement, 1995 basic and diluted losses per share increased from $4.54 to $7.87. In 1996 basic earnings per share increased from $0.28 to $0.29 and diluted earnings per share increased from $0.25 to $0.27.

     Advertising Costs. Advertising costs are expensed in the period incurred. Advertising expenses, primarily contributions to the Company's advertising funds (See Note 8) were $0.7 million, $0.9 million and $2.2 million in 1995, 1996 and 1997, respectively.

     Employee Stock Options. The Company accounts for its employee stock options in accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), are presented in Note 11.

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

     Reclassifications. Certain reclassifications have been made to the 1996 amounts to conform with the 1997 presentation.

3.  SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT DATA

     Accounts receivable are net of an allowance for doubtful accounts of $0.8 million at December 28, 1997. There was no allowance at December 29, 1996.

                                                                         DECEMBER 29,     DECEMBER 28,
                                                                             1996             1997
                                                                         ------------     ------------
     Property and equipment consists of (in thousands of dollars):
       Land, buildings and improvements............................        $   502          $  1,143
       Development in progress.....................................          1,449                 -
       Leasehold improvements......................................          9,763           101,790
       Furniture, fixtures and equipment...........................         17,962            93,850
       Pre-opening expense.........................................              -             1,335
                                                                         ------------     ------------
                                                                            29,676           198,118
       Less: Accumulated depreciation and amortization.............         (1,463)           (3,966)
                                                                         ------------     ------------
        Total property and equipment, net..........................        $28,213          $194,152
                                                                         ============     ============

     Included in furniture, fixtures and equipment are assets leased to others of $14.9 million (net of accumulated depreciation of approximately $0.9 million) at December 29, 1996 and $8.5 million (net of accumulated depreciation of approximately $0.7 million) at December 28, 1997.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     Accumulated amortization of intangibles consists of the following (in thousands of dollars):

                                                             DECEMBER 29,   DECEMBER 28,
                                                                 1996           1997
                                                             ------------   ------------
    Goodwill...............................................    $2,200         $ 4,836
    Trademarks.............................................       584           1,258
    Recipes................................................       484           1,087
                                                             ------------   ------------
      Total accumulated amortization.......................    $3,268         $ 7,181
                                                             ============   ============

                                                             DECEMBER 29,   DECEMBER 28,
                                                                 1996           1997
                                                             ------------   ------------
     Accrued expenses consist of (in thousands of dollars):
      Accrued payroll and related benefits.................    $  871         $ 7,997
      Accrued interest.....................................        17           1,017
      Accrued store closure costs..........................         -           4,716
      Accrued purchase price obligation....................         -           4,500
      Accrued vendor loss contracts........................         -           3,425
      Accrued other........................................     2,727          16,714
                                                             ------------   ------------
        Total accrued expenses.............................    $3,615         $38,369
                                                             ============   ============

                                                                  FISCAL PERIOD OR YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 29,   DECEMBER 28,
                                                              1995           1996           1997
                                                          ------------   ------------   ------------
     Interest expense, net consists of (in thousands of
     dollars):
       Interest expense................................     $(1,432)       $(6,950)       $(6,097)
       Interest income.................................         151            689          1,968
                                                          ------------   ------------   ------------
         Total interest expense, net...................     $(1,281)       $(6,261)       $(4,129)
                                                          ============   ============   ============

4.  ACQUISITIONS

     In December 1997, the Company converted its outstanding loans to its area developers into a majority equity interest in the area developers and purchased additional area developer equity interests by exercising its option under each of the loan agreements to purchase the amount of equity available under the unfunded portion of the area developer loans, and the area developers merged into a single entity now known as Einstein/Noah Bagel Partners, L.P. ("Bagel Partners"). The Company owns an approximately 78% interest in Bagel Partners. The acquisitions have been accounted for as a purchase and, accordingly, the purchase price was allocated to assets (both tangible and intangible) and liabilities to third parties based upon an estimate of fair values at the date of acquisition. The following is a summary of each area developer acquisition (in thousands of dollars):

                                        Loan      Option   Liabilities
          Area Developer              Converted  Exercise    Assumed    Goodwill
          --------------              ---------  --------  -----------  --------
          Colonial Bagels, L.P.         $46,000   $     -      $12,433   $56,337
          Great Lakes Bagels, L.P.       87,812     8,688       19,952    76,713
          Gulfstream Bagels, L.P.        69,927    16,373        8,918    54,618
          Noah's Pacific, L.L.C.         76,862     3,738       19,785    61,685
          Sunbelt Bagels, L.L.C.         50,200         -        6,956    47,428

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     The goodwill resulting from each acquisition (based upon a preliminary allocation) is being amortized over a 35-year life. In connection with the acquisitions, the Company committed to issue options to purchase 2,516,829 shares of the Company's common stock in exchange for options to purchase units of limited partnership interest in Bagel Partners at an exchange rate of one share of common stock for every 15 units of Bagel Partners limited partnership interest. Such options were granted in January 1998 at an exercise price of $6.00 per share, with an estimated fair value of $7.8 million.

     The financial statements include the results of operations for the acquired entities from their dates of acquisition. The following represents the unaudited pro forma results of operations as if all of the purchase transactions described above had occurred at the beginning of the periods presented (in thousands of dollars, except per share data):

                                            DECEMBER 29,   DECEMBER 28,
                                                1996           1997
                                            ------------   ------------
     Revenue...........................       $141,920       $307,035
     Net loss..........................        (44,876)       (83,729)
     Basic loss per share..............          (2.33)         (2.54)
     Diluted loss per share............          (2.33)         (2.54)

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

     Notes Receivable. The estimated fair value of notes receivable (Note 10), including the conversion option, is based on the discounted value of future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

     Convertible Debt. The estimated fair value of convertible debt, including the conversion option, is based on the quoted market price of the convertible debt.

     Senior Term Loan. The estimated value of the senior term loan is based on the discounted value of future payments using the Company's current borrowing rate.

     The estimated fair values of the Company's financial instruments are as follows (in thousands of dollars):

                                     DECEMBER 29, 1996    DECEMBER 28, 1997
                                    -------------------   ------------------
                                    CARRYING    FAIR      CARRYING     FAIR
                                     AMOUNT     VALUE      AMOUNT     VALUE
                                    --------   --------   --------   -------
     Cash and cash equivalents....  $ 50,741   $ 50,741   $ 34,148   $34,148
     Notes receivable.............   146,087    146,087          -         -
     Convertible debt.............         -          -    125,000    82,188
     Senior term loan.............         -          -     30,000    30,000

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

6.  DEBT

     The Company has a secured credit facility, consisting of a $30.0 million secured term loan facility and a $25.0 million secured revolving credit facility, providing for borrowings through October 31, 2000. Borrowings under the credit facility may be either floating rate loans with interest at the lenders' reference rate (the "Reference Rate") plus applicable margin, or eurodollar rate loans with interest at the eurodollar rate plus applicable margin. In addition, a commitment fee of .50% of the average daily unused portion of the loan is required. The credit facility contains covenants that, among other things, restrict other borrowings, prohibit cash dividends require maintaining certain minimum average weekly net sales levels and system and store cash flow ratios, and limit overhead levels. The credit facility is collateralized by substantially all of the assets of the Company. As of December 28, 1997, $30.0 million was outstanding under the term loan of the credit facility, bearing an interest rate of 9%. The term loan facility requires principal payments of $1.5 million on March 1, June 1, September 1 and December 1 of each year, beginning on March 1, 1998 and continuing through October 2000, at which time the outstanding balance is due.

     The Company also has an unsecured non-convertible revolving credit facility from Boston Chicken, Inc. ("Boston Chicken") providing for borrowings of up to $50.0 million through June 15, 2003. The loan terminates on June 14, 1998 if the Company has not drawn any amounts under the loan as of such date. The facility bears interest at the Reference Rate plus 1.5%. There was no balance outstanding under the facility as of December 29, 1996 or December 28, 1997.

     In May 1997, the Company issued $125.0 million of 7 1/4% convertible subordinated debentures due June 1, 2004. Interest is payable semi-annually on June 1 and December 1 of each year. The debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion rate of $21.25 per share, subject to adjustment under certain conditions. After June 1, 2000, the debentures may be redeemed at the option of the Company initially at 104.14% of their principal amount and at declining prices thereafter, plus accrued interest. In addition, the Company is required, as of 40 business days after the occurrence of a Change in Control (as defined in the indenture related to the debentures), to purchase all or any part of any debenture at the option of the debenture holder.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

7.  INCOME TAXES

     As of December 28, 1997, the Company had cumulative federal and state tax operating loss carryforwards available to reduce future taxable income of approximately $6.2 million that begin to expire in 2010.

     The primary components of deferred tax assets and liabilities are as follows (in thousands of dollars):


                                                 DECEMBER 29,   DECEMBER 28,
                                                     1996           1997
                                                 ------------   ------------
Deferred tax assets:
   Accounts payable and accrued expenses......     $    199       $ 3,180
   Deferred franchise revenue.................        3,551             -
   Other noncurrent liabilities...............          226             -
   Intangible assets..........................        1,582         4,950
   Net operating loss carryforwards...........        6,648         2,410
   Other......................................           63           862
                                                 ------------   ------------
       Total deferred tax assets..............       12,269        11,402

Deferred tax liabilities:
   Property and equipment.....................       (1,335)         (280)
   Other assets...............................         (652)       (1,318)
                                                 ------------   ------------
       Total deferred tax liabilities.........       (1,987)       (1,598)
                                                 ------------   ------------
       Net deferred tax assets................       10,282         9,804
   Valuation allowance........................      (10,282)       (9,804)
                                                 ------------   ------------
Net deferred tax assets.......................     $      -       $     -
                                                 ============   ============


     Income tax expense consists of the following (in thousands of dollars):

                                                 FISCAL YEAR ENDED
                                                 DECEMBER 29, 1997
                                                 -----------------
     Current:
       Federal...............................         $4,208
       State.................................            765
                                                 -----------------
                                                       4,973

     Deferred:
       Federal...............................              -
       State.................................              -
                                                 -----------------
                                                      $4,973
                                                 =================

     For the year ended December 28, 1997, the Company recognized income tax benefits pertaining to the exercise of stock options of $1.6 million, which are accounted for as a direct increase in additional paid-in capital and do not reduce reported income tax expense. As a result of the utilization of deferred tax assets, during 1996 and 1997, the Company recognized $0.8 million and $2.9 million, respectively, of the change in the valuation allowance as a reduction of goodwill from prior acquisitions.

     The decrease in the valuation allowance of $0.5 million from December 29, 1996 to December 28, 1997 is due to the utilization of a portion of the Company's operating loss carryforwards offset by allowances on deferred tax assets added during 1997. The increase in the valuation allowance of $2.6 million from December 31, 1995 to December 29, 1996 is due to uncertainty regarding the realization of the related tax benefits. The difference between the Company's actual tax provision and the tax provision that would result from applying the statutory federal income tax rate to income before income taxes is attributable to the following (in thousands of dollars):

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                                                                       FISCAL YEAR ENDED     FISCAL YEAR ENDED
                                                                       DECEMBER 29, 1996     DECEMBER 28, 1997
                                                                       -----------------     -----------------
Income tax expense (benefit) at statutory rate......................        $ 1,997               $ (163)
State tax expense (benefit), net of federal benefit.................            228                  (38)
Permanent difference related to goodwill............................          1,138                1,138
Other permanent differences.........................................              -                   57
Tax attributes of minority interest in losses of subsidiary.........              -                1,574
Change of valuation allowance.......................................         (3,363)               2,405
                                                                       -----------------     -----------------
Provision for income taxes..........................................        $     -               $4,973
                                                                       =================     =================

8.  NATIONAL AND LOCAL ADVERTISING FUNDS

     Prior to the Company's acquisition of its area developers in December 1997 (see Note 4), the Company administered a National Advertising Fund and Local Advertising Funds (the "Funds") that provided comprehensive advertising and sales promotion support for stores. Contributions were made by all stores. Consistent with SFAS No. 45, such funds were accounted for separately and were not included in the financial statements of the Company because the Company acted only as an agent for its franchisees in placing orders for advertising and paying related invoices out of such accounts. Since the Company converted its loans to its area developers, the Company no longer maintains the Funds.

9.  COMMITMENTS AND CONTINGENCIES

     The Company leases sites for its stores, commissaries and office space. Lease terms are generally five to ten years with two or three five-year renewal options. Most of the leases contain escalation clauses and common area maintenance charges. The Company leases certain equipment to a vendor of frozen bagel dough pursuant to an operating lease.

     The following is a schedule of future minimum rental payments that are required under operating leases that have initial or remaining noncancellable lease terms in excess of one year and rental receipts due under leases on equipment owned by the Company as of December 28, 1997 (in thousands of dollars):

                                                                          MINIMUM
                                                                           RENTAL
                                                                          RECEIPTS
                         MINIMUM       SUBLEASE    NET MINIMUM               ON
                    RENTAL PAYMENTS    PROCEEDS    RENTAL PAYMENTS    EQUIPMENT OWNED
                    ---------------    --------    ---------------    ---------------
1998...............         $30,440        $733            $29,707             $1,271
1999...............          30,195         647             29,548              1,271
2000...............          29,476         454             29,022              1,271
2001...............          25,318         385             24,933              1,271
2002...............          19,959         238             19,721              1,271
Thereafter.........          72,833         745             72,088              2,932
                    ---------------    --------    ---------------    ---------------
                           $208,221      $3,202           $205,019             $9,287
                    ===============    ========    ===============    ===============

     Rental expense, net of sublease income, under operating leases was approximately $1.9 million for the period from March 24, 1995 (inception) through December 31, 1995 and $1.6 million and $3.7 million for fiscal 1996 and 1997, respectively.

     The Company has entered into agreements with certain vendors which provide for minimum purchases over specified terms. Such agreements call for retroactive rate adjustments or cash settlement in the event of

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES purchase shortfalls. Management believes that the ultimate settlement of such commitments will not have a material impact on the consolidated financial position or results of operations of the Company.

     Bagel Store Development Funding, L.L.C. ("Bagel Funding") has invested a total of approximately $89.6 million, representing an approximately 21% equity interest, in Bagel Partners. The Company is the manager of Bagel Funding.
Bagel Funding has the right to require Bagel Partners or the Company to redeem Bagel Funding's equity interest in Bagel Partners at a pre-determined formula price based on store level cash flow of Bagel Partners in the event that, at any time after December 5, 1999 and prior to June 5, 2001, the Company does not consent to a public offering of such equity interests or the termination of certain rights and obligations under franchise and license agreements between the Company and Bagel Partners. Such right becomes exercisable prior to December 5, 1999 if there is a Change in Control (as defined in the Bagel Partners partnership agreement) of the Company. The Company or Bagel Partners may pay the purchase price for such equity interests in cash, shares of the Company's common stock or any combination thereof.

     The Company has become subject to various lawsuits, claims and other legal matters in the course of conducting its business. The Company does not believe that any such matters of which it is aware are material to the Company individually or in the aggregate, but matters may arise which could adversely affect the Company or its business operations.

     The Company and certain of its current and former executive officers and directors are defendants in a class action lawsuit filed in the United States District Court for the District of Colorado. In addition, an action was filed in state court in Jefferson County, Colorado, although such action has been stayed pending resolution of the federal case. The complaints in such actions allege, among other things, that the Company and the other defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, as well as certain similar provisions of Colorado state law. The plaintiffs are seeking, among other things, an award of unspecified compensatory
damages, interest and costs.   Although the Company cannot predict the outcome
of these lawsuits, the Company believes the complaints are without merit and intends to vigorously defend against the allegations made in the complaints. On February 10, 1998 the Company filed a motion to dismiss the complaint in the federal case.

10.  AREA DEVELOPER FINANCING

     Prior to the conversion of its loans to its area developers, the Company offered partial financing to its area developers for use in expansion of their operations. Area developers were required to expend at least 75% of their contributed capital toward developing stores prior to drawing on the revolving loan facilities provided by the Company, up to a predetermined maximum amount generally equal to four times the amount of the area developer's equity capital. Interest on the area developer loans was set at the Reference Rate from time to time (an average of 8.27% for 1996 and 8.44% for 1997, until consummation of the loan conversions) plus 1%, and was payable each four-week period. The area developer loans were secured by a pledge of substantially all of the assets of the area developer.

     The following table summarizes credit commitments for area developer financing as of December 29, 1996 (in thousands of dollars, except number of area developers):

     Number of area developers receiving financing.............................               11
     Loan commitments..........................................................         $283,200
     Unused loans..............................................................         (142,446)
                                                                                      ----------
     Loans outstanding (included in Notes Receivable)..........................         $140,754
                                                                                      ==========
     Contributed capital.......................................................          $75,765
                                                                                      ==========

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     The following table summarizes area developer financing activity of the Company during 1996 and 1997 (in thousands of dollars):

                                                                                          1996              1997
                                                                                    --------------    ---------------
Area developer loan balances,
  beginning of year...........................................................      $        3,538    $       140,754
Loan advances.................................................................             206,762            359,218
Loan repayments...............................................................             (69,546)          (169,171)
Loan conversions..............................................................                   -           (330,801)
                                                                                    --------------    ---------------
Area developer loan balances, end of year.....................................      $      140,754    $             -
                                                                                    ==============    ===============

     The majority of the loan advance and repayment activity reflects the revolving nature of the loans, that is, amounts are drawn and repaid on a regular basis to optimize cash management.

     During 1996, ten area developers were formed, and their data has been included in the table from the dates of their respective formations. In addition, one area developer combined with one other area developer with geographically contiguous territory. The following table sets forth certain combined financial information, as of and for the year ended December 29, 1996, provided by all the Company's area developers (in thousands, except number of area developers and store data):


     Total number of area developers..........................................                  11
     Total number of area developer stores open...............................                 301

     Balance sheet data:
        Total gross assets....................................................          $  221,156
        Total debt:
           To the Company.....................................................             140,754
           To third parties...................................................                   -
        Total other liabilities (including trade payables)....................              37,033
        Total partner/member equity...........................................              33,847

     Statement of operations data:
        Gross revenue.........................................................          $  109,940
        Loss from continuing operations.......................................             (40,592)

     Statement of cash flows data:
        Cash flows used in operating activities...............................          $  (16,382)
        Cash flows used in investing activities...............................            (187,955)
        Cash flows from financing activities..................................             205,756
                                                                                        ----------
           Net change in cash.................................................          $    1,419
                                                                                        ==========

11.    STOCKHOLDERS' EQUITY

     Common Stock. On July 8, 1996, the Company effected a 225-for-one split of the Company's common stock in the form of a stock dividend. Per share amounts, the number of common shares and capital accounts have been restated to give retroactive effect to the stock split.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

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

     In December 1996, the Company completed an additional underwritten public offering of 2,640,000 shares of its common stock and a concurrent non-underwritten public offering of 500,000 shares to Boston Chicken. The aggregate net proceeds of these offerings were approximately $88.6 million.

     Preferred Stock. In connection with the acquisition of the net assets of Baltimore Bagel, Inc. in 1995, the Company issued 6,250 shares of Series A preferred stock. The Series A preferred stock had a liquidation preference of $1,000 per share, paid annual dividends of $60 per share, and was automatically convertible into common stock of the Company upon closing of its initial public offering, with the number of shares of common stock received being equal to $1,000 plus accrued and unpaid dividends divided by 80% of the gross offering price per share to the public. The total number of shares of common stock issued on conversion was 465,829.

     Warrants. In 1996, the Company sold warrants to purchase 1,012,500 shares of common stock of the Company to Bagel Funding. The warrants have an exercise price of $6.47 per share and expire in 2000. The Company has issued 345,300 shares of common stock in connection with the exercise of such warrants. Also in 1996, the Company sold or issued warrants to purchase an aggregate of 1,252,425 shares of common stock of the Company to other third parties at exercise prices ranging from $6.47 to $11.58 per share. The warrants expire at various dates through 2001. The Company has issued 1,237,050 shares of common stock in connection with the exercise of such warrants, all of which were exercised at a price of $6.47 per share.

     In 1997, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock of the Company to third parties at an exercise price of $9.47 per share. Such warrants expire on November 21, 2000.

     Stock Option Plans. The Company has an amended and restated 1995 stock option plan (the "1995 Plan"), under which options to purchase up to 5,500,000 shares of common stock may be granted to certain employees and officers of, and consultants to, the Company and its subsidiaries. The option price is equal to the fair market value of the stock on the date of the grant and each option has a term of ten years. Options granted under the 1995 Plan generally vest at a rate of 10% at the end of the first year, an additional 20% at the end of the second year, an additional 30% at the end of the third year, and the balance vesting at the end of the fourth year from the date of the grant.

     In addition, the Company has an amended and restated 1997 stock option plan (the "1997 Plan"), under which options to purchase up to 5,500,000 shares of common stock may be granted to employees and officers of, and consultants to, the Company and its subsidiaries and affiliated companies. The administrators of the 1997 Plan, consisting of certain members of the board of directors, have discretion with respect to the terms of options granted under the 1997 Plan, including price, term and vesting.

     The Company also maintains a restated 1997 ENBP stock option plan (the "ENBP Plan"), under which options to purchase up to 813,146 shares of common stock of the Company may be granted to employees and officers of, and consultants to, the Company and its subsidiaries and affiliated companies. The shares subject to the ENBP Plan are shares of common stock previously issued and sold by the Company to its area developers. Pursuant to the loan conversions, the Company assumed the obligations of the area developers with respect to options granted

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES on such shares and the shares are reflected as treasury stock in the Company's consolidated financial statements. The terms and provisions of the ENBP Plan are substantially the same as those of the 1997 Plan.

     The Company also has a non-employee directors stock option plan (the "Directors Plan"), under which options to purchase up to 100,000 shares of the common stock of the Company may be granted to directors of the Company who are not officers or employees of the Company. Under the terms of the Directors Plan, the Company automatically grants to each such director, upon election or re-election as a director of the Company, options to purchase shares having a fair market value of $50,000 at the date of the grant, except that initial grants under the Directors Plan were made on the date the Directors Plan was adopted by the Company's board of directors. Options are granted at a price equal to the fair market value of the stock on the date of grant, become exercisable after the end of one year from the date of grant and have a term of ten years from the date of grant. The options are subject to termination should the optionee's service as a director of the Company terminate. At December 28, 1997, 23,690 shares had been granted under the Directors Plan at a weighted average exercise price of $14.77 per share.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no employee compensation expense has been recognized for the Company's stock option plans. Had employee compensation expense for the Company's plans been determined based on the fair value at the grant date for awards in 1995, 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                1995               1996            1997
                                                              ---------          -------         --------
Net income (loss) - as reported........................       $ (43,716)         $ 5,707         $ (1,402)
Net income (loss) - pro forma..........................         (44,395)           3,188           (5,161)
Basic earnings (loss) per share - as reported..........           (7.87)            0.29            (0.04)
Basic earnings (loss) per share - pro forma............           (9.16)            0.16            (0.16)
Diluted earnings (loss) per share - as reported........           (7.87)            0.27            (0.04)
Diluted earnings (loss) per share - pro forma..........           (9.16)            0.15            (0.16)

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                1995               1996            1997
                                                              ---------          -------         --------
Expected volatility....................................           38.0%            37.1%            45.0%
Risk-free interest rate................................            6.8%             6.3%             6.2%
Expected lives.........................................            5 years          5 years          5 years
Dividend yield.........................................            0                0                0

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     Activity under the option plans through December 28, 1997 was as follows:

                                                                                                WEIGHTED
                                                                                                 AVERAGE
                                                                                                 OPTION
                                                                            NUMBER OF             PRICE
                                                                              SHARES            PER SHARE
                                                                            ---------           ---------
Granted............................................................         2,090,248           $    5.93
Canceled...........................................................           (16,778)               5.88
                                                                            ---------           ---------
Outstanding as of December 31, 1995................................         2,073,470                5.93
  Granted..........................................................         1,959,165                7.94
  Exercised........................................................          (353,096)               6.03
  Canceled.........................................................          (201,464)               7.27
                                                                          -----------           ---------
Outstanding as of December 29, 1996................................         3,478,075                6.87
  Granted..........................................................         2,327,327               11.48
  Exercised........................................................          (269,904)               6.20
  Canceled.........................................................          (579,611)              11.44
                                                                          -----------           ---------
Outstanding as of December 28, 1997................................         4,955,887                8.58
                                                                          ===========           =========
Exercisable as of December 28, 1997................................           557,816           $    6.56
                                                                          ===========           =========

     Information on options outstanding at December 28, 1997 is as follows:


                                          WEIGHTED                                    OPTIONS EXERCISABLE
                                          AVERAGE                               -------------------------------
                                         REMAINING           WEIGHTED                               WEIGHTED
     RANGE OF            NUMBER         CONTRACTUAL          AVERAGE              NUMBER            AVERAGE
  EXERCISE PRICE       OF OPTIONS       LIFE (YEARS)       EXERCISE PRICE       OF OPTIONS       EXERCISE PRICE
  --------------       ----------       ------------       --------------       ----------       --------------
  $5.00  -  6.00        1,283,812           7.45                  $  5.88          406,151              $  5.88
   6.01  -  9.00        1,188,333           8.04                     6.58           99,718                 6.56
   9.01  -  12.00       2,456,251           9.60                    10.79           50,300                11.44
  12.01  -  15.00           5,288           8.58                    15.00              523                15.00
  18.01  -  21.00          10,736           9.37                    18.63                -                    -
  27.01  -  30.00           9,124           8.94                    29.59              911                29.59
  30.01  -  33.00           1,546           8.77                    32.65              137                32.63
  33.01  -  34.00             797           8.81                    33.66               76                33.67
                       ----------       ------------       --------------       ----------       --------------
       Total            4,955,887           8.67                  $  8.58          557,816              $  6.56
                       ==========       ============       ==============       ==========       ==============

     Boston Chicken Option. The Company has granted to Boston Chicken an option (the "BCI Option") to purchase such number of shares of the Company's common stock as will permit Boston Chicken to maintain ownership of shares of common stock having up to 52% of the voting power of all of the outstanding shares of the capital stock of the Company having the power generally to vote in the election of directors. The terms of the BCI Option provide that certain shares of the Company's common stock owned by Boston Chicken are excluded in determining the percentage ownership of the voting stock of the Company owned by Boston Chicken for purposes of the BCI Option. As of December 28, 1997, Boston Chicken had the right under the BCI Option to purchase 1,467,949 shares of the Company's common stock at a weighted average price of $25.19.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     As of December 28, 1997, the Company had 15,678,338 shares of common stock reserved for issuance upon exercise of options and warrants.

12.  RELATED PARTY TRANSACTIONS

     Boston Chicken is the majority stockholder of the Company. For the Company's 1995 fiscal year, the Company paid to Boston Chicken approximately $1.2 million for the purchase of furniture, equipment and other miscellaneous assets, and Boston Chicken charged the Company amounts aggregating approximately $3.0 million, $10.2 million and $4.2 million in fiscal 1995, 1996 and 1997, respectively, for software license, software maintenance, real estate, financial advisory and accounting fees, and interest.

     Pursuant to Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," all of the Company's former area developers may have been deemed to be related parties as a result of the parties' lending and franchise relationships. In addition, certain directors and officers and members of their families had a direct or indirect equity interest in the Company's area developers. Total royalties and franchise-related fees earned from all area developers were $0.7 million, $19.9 million and $28.3 million in 1995, 1996 and 1997, respectively. Total interest income earned from all area developers was $0.1 million, $6.0 million and $21.6 million in 1995, 1996 and 1997, respectively. Total notes receivable from all area developers were $140.8 million at December 29, 1996. The Company has also sold to these entities, stores, inventory, equipment and other miscellaneous net assets for which it received approximately $5.5 million, $49.9 million and $3.6 million in fiscal 1995, 1996 and 1997, respectively.

     Certain officers and directors of the Company and Boston Chicken and members of their families are investors in Bagel Funding and had invested an aggregate of $16.3 million in Bagel Funding at December 28, 1997. The Company is the manager of Bagel Funding but has no equity interest in Bagel Funding. Bagel Funding paid $0.5 million during 1996 to the Company in its capacity as manager.

     Certain directors and officers of the Company and members of their families acquired equity interests in the Company's area developers in exchange for promissory notes. These equity interests were converted into equity interests in Bagel Partners in December 1997 and were redeemed in exchange for cancellation of such promissory notes (having an aggregate principal amount of approximately $2.1 million) in January 1998.

     As of December 29, 1996 and December 28, 1997, the Company had notes receivable from a stockholder of $3.4 million. The notes receivable bear interest at the applicable Reference Rate plus 1%. Principal and interest are due April 2001. The notes are collateralized by various assets.

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

13.  IMPAIRMENT LOSS

     In 1997, the Company recognized an impairment loss on various long-lived assets of $10.8 million. The loss resulted primarily from the planned closure of a bagel dough production facility anticipated to be disposed of in 1998. In addition, as a result of conversion to a Company-controlled system, the Company wrote off certain store development costs and other store-related programs. The assets subject to the impairment loss had a net book value of $11.6 million.
The impairment loss is included in general and administrative expenses in the accompanying consolidated statements of operations.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Bagel & Bagel, Inc.:

     We have audited the accompanying statements of operations and cash flows for the period from December 28, 1994 to March 23, 1995 of Bagel & Bagel, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Bagel & Bagel, Inc. for the period from December 28, 1994 to March 23, 1995 in conformity with generally accepted accounting principles.


                                MAYER HOFFMAN MCCANN L.C.


Kansas City, Missouri
April 26, 1996

                              BAGEL & BAGEL, INC.

                            STATEMENTS OF OPERATIONS

                              FOR THE PERIOD FROM

                      DECEMBER 28, 1994 TO MARCH 23, 1995


               Net Sales......................  $1,887,424
               Cost and Expenses:
                  Cost of products sold.......     735,691
                  Salaries and benefits.......     534,759
                  General and administrative..     653,430
                                                ----------
                    Total costs and expenses..   1,923,880
                                                ----------
               Loss from Operations...........     (36,456)
               Other Expense:
                  Interest expense............     (79,093)
                  Other expense, net..........     (14,277)
                                                ----------
                    Total other expense.......     (93,370)
                                                ----------
               Net Loss.......................  $ (129,826)
                                                ==========


The accompanying notes to the financial statements are an integral part of these statements.

                              BAGEL & BAGEL, INC.

                            STATEMENTS OF CASH FLOWS

                              FOR THE PERIOD FROM

                      DECEMBER 28, 1994 TO MARCH 23, 1995



Cash Flows from Operating Activities:
  Net loss......................................................................     $ (129,826)
  Adjustments to reconcile loss to net cash provided
  by operating activities:
     Depreciation and amortization..............................................        139,478
     Changes in assets and liabilities:
       Accounts receivable......................................................         63,053
       Inventories..............................................................         20,349
       Prepaid expenses and other current assets................................         34,587
       Accounts payable and accrued expenses....................................       (115,568)
                                                                                     ----------
          Net cash provided by operating activities.............................         12,073
Cash Flows from Investing Activities:
  Purchase of property and equipment............................................       (525,019)
                                                                                     ----------
          Net cash used in investing activities.................................       (525,019)
Cash Flows from Financing Activities:
  Increase in short-term obligations............................................      2,038,652
  Proceeds from long-term obligations...........................................        101,180
  Repayment of long-term obligations............................................     (1,672,197)
          Net cash provided by financing activities.............................        467,635
                                                                                     ----------
Net Decrease in Cash............................................................        (45,311)
Cash, Beginning of Period.......................................................        253,874
Cash, End of Period.............................................................     $  208,563
                                                                                     ==========
Supplemental Cash Flow Information:
  Interest Paid.................................................................     $   12,701
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

3.   COMMITMENTS

     The Company leases its corporate offices, store premises and commissary under various noncancelable operating lease agreements. Lease terms are generally five years with renewal options ranging from one to ten years. Most of these leases contain escalation clauses and common area maintenance charges. Total rent expense was $100,000 for the period ended March 23, 1995, including contingent rental expense of approximately $23,000 for the period ended March 23, 1995.

4.   RELATED-PARTY TRANSACTIONS

     The Company leases certain facilities from an entity controlled by the sole stockholder. Total rent paid under this lease was $18,000 for the period ended March 23, 1995.

5.   SALE OF ASSETS

     In March 1995, the Company sold substantially all of its net assets in exchange for consideration with a market value of approximately $8.9 million.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Offerdahl's Bagel Gourmet, Inc. and Affiliates:

     We have audited the accompanying combined statements of operations and cash flows of Offerdahl's Bagel Gourmet, Inc. and Affiliates (Florida corporations) for the period from January 1, 1995 to April 2, 1995. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Offerdahl's Bagel Gourmet, Inc. and Affiliates for the period from January 1, 1995 to April 2, 1995 in conformity with generally accepted accounting principles.


                                ARTHUR ANDERSEN LLP


Denver, Colorado
April 24, 1996

                 OFFERDAHL'S BAGEL GOURMET, INC. AND AFFILIATES

                       COMBINED STATEMENTS OF OPERATIONS

              FOR THE PERIOD FROM JANUARY 1, 1995 TO APRIL 2, 1995


Net Sales.......................................................... $ 1,712,091
Cost and Expenses:
  Cost of products sold............................................   1,010,311
  Salaries and benefits............................................     776,739
  General and administrative.......................................     227,585
    Total costs and expenses.......................................   2,014,635
                                                                    -----------
Loss from Operations...............................................    (302,544)
Other income (Expense):
  Interest expense.................................................      (6,058)
  Other income.....................................................         365
    Total other expense............................................      (5,693)
Net Loss........................................................... $  (308,237)
                                                                    ===========


The accompanying notes to the financial statements are an integral part of these statements.

                 OFFERDAHL'S BAGEL GOURMET, INC. AND AFFILIATES

                       COMBINED STATEMENTS OF CASH FLOWS

              FOR THE PERIOD FROM JANUARY 1, 1995 TO APRIL 2, 1995


Cash Flows from Operating Activities:
  Net loss................................................  $  (308,237)
  Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Depreciation and amortization.........................       68,321
    Changes in assets and liabilities:
      Accounts receivable.................................      (17,420)
      Inventories.........................................        7,592
      Prepaid expenses and other current assets...........       (9,969)
      Accounts payable and accrued expenses...............      879,557
      Other...............................................      (28,848)
                                                            -----------
        Net cash provided by operating activities.........      590,996
Cash Flows from Investing Activities:
  Purchases of property and equipment.....................     (458,380)
                                                            -----------
        Net cash used in investing activities.............     (458,380)
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock..................       28,080
  Distributions to stockholders...........................      (32,000)
  Repayment of long-term obligations......................     (250,000)
        Net cash used in financing activities.............     (253,920)
                                                            -----------
Net Decrease in Cash......................................     (121,304)
Cash, Beginning of Period.................................      248,142
Cash, End of Period.......................................  $   126,838
                                                            ===========
Supplemental Cash Flow Information:
  Interest paid...........................................  $     6,643
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

     Property and Equipment

     The provision for depreciation and amortization has been calculated using the straight-line method. The following represents the useful lives over which the assets are depreciated and amortized:


          Leasehold improvements.................   10 - 15  years
          Furniture, fixtures, and equipment.....    5 -  7  years


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

3.   COMMITMENTS

     The Company leases its corporate offices, store premises and commissary under various noncancelable operating lease agreements. Lease terms are generally five years with two or three five-year renewal options. Most of these leases contain escalation clauses and common area maintenance charges. Total rent expense was approximately $97,000 from January 1, 1995 through April 2, 1995.

4.   SALE OF ASSETS

     In March 1995, the Company sold certain of its net assets in exchange for consideration with a market value of approximately $10.4 million.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Einstein/Noah Bagel Corp.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Einstein/Noah Bagel Corp. and subsidiaries as of December 29, 1996 and December 28, 1997, and for the fiscal years ended December 29, 1996 and December 28, 1997 included in this Form 10-K, and have issued our report thereon dated February 16, 1998 (except Note 6 as to which the date is March 27, 1998). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in Part IV, Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       ARTHUR ANDERSEN LLP


Denver, Colorado
February 16, 1998
(except Note 6 as to which the
date is March 27, 1998)

                                                                     SCHEDULE II


                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                  Balance               Additions           Deductions
                                                    at                  charged to             for                 Balance
                                                 beginning              costs and            accounts             at end of
Classifications                                  of period              expenses            written-off            period
-----------------------------------------    -----------------     ------------------     ----------------     ----------------
Fiscal year ended December 28, 1997:
  Allowance for Doubtful Accounts........    $               -     $         810,000*     $              -     $        810,000
Fiscal year ended December 29, 1996:
  Allowance for Doubtful Accounts........               81,000                     -               (81,000)                   -
Fiscal year ended December 31, 1995:
  Allowance for Doubtful Accounts........                    -                81,000                     -               81,000


*Of such amount, $0.8 million was charged to goodwill as the result of acquisitions made by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors. The information appearing under the caption "Election of Directors" in the Company's Proxy Statement dated April 1998 (the "Proxy Statement") is incorporated herein by reference.

  Executive Officers. Information with respect to executive officers of the Company is set forth under the caption "Executive Officers" in Item 1 of this report.

  Compliance with Section 16(a) of the Exchange Act. The information appearing under the caption "Principal Stockholders and Securities Ownership of Management
Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the captions "Certain Transactions" and "Relationship with Boston Chicken" in the Proxy Statement is incorporated herein by reference. The Company believes that all related party transactions discussed under the heading "Certain Transactions" in the Proxy Statement are no less favorable to the Company than could have been reached with unaffiliated third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, Schedules and Exhibits

    1. The Company's Consolidated Financial Statements are set forth in Part II,
       Item 8.

       A. Report of Independent Public Accountants (Arthur Andersen LLP);
       B. Consolidated Balance Sheets at December 29, 1996 and December 28,
          1997;
       C. Consolidated Statements of Operations for the period from March 24, 1995 (inception) through December 31, 1995 and the fiscal years ended December 29, 1996 and December 28, 1997;
       D. Consolidated Statements of Stockholders' Equity for the period from March 24, 1995 (inception) through December 31, 1995 and the fiscal years ended December 29, 1996 and December 28, 1997;
       E. Consolidated Statements of Cash Flows for the period from March 24, 1995 (inception) through December 31, 1995 and the fiscal years ended December 29, 1996 and December 28, 1997; and
       F. Notes to Consolidated Financial Statements.

    2. Bagel & Bagel, Inc. Financial Statements

       A. Report of Independent Public Accountants (Mayer Hoffman McCann L.C.);
       B. Statements of Operations for the period from December 28, 1994 to March 23, 1995;
       C. Statements of Cash Flows for the period from December 28, 1994 to March 23, 1995; and
       D. Notes to Financial Statements.

    3. Offerdahl's Bagel Gourmet, Inc. and Affiliates Financial Statements

       A. Report of Independent Public Accountants (Arthur Andersen LLP);
       B. Combined Statements of Operations for the period from January 1, 1995 to April 2, 1995;
       C. Combined Statements of Cash Flows for the period from January 1, 1995 to April 2, 1995; and
       D. Notes to Combined Financial Statements.

    4. The following schedules are set forth in Part II, Item 8.

       A. Report of Independent Public Accountants (Arthur Andersen LLP); and
       B. Schedule II - Valuation and Qualifying Accounts.

    5. Exhibits

     The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:


    (i)     The Company's Amended and Restated 1995 Stock Option Plan.
    (ii)    The Company's 1996 Stock Option Plan for Non-Employee Directors.
    (iii)   The Company's Amended and Restated 1997 Stock Option Plan.
    (iv)    The Company's Restated 1997 ENBP Stock Option Plan.
    (v) Termination Agreement dated December 26, 1997 between the Company and Mark R. Goldston.
    (vi) Letter Agreement dated as of September 23, 1996 terminating the Employment Agreement dated March 31, 1995 between the Company and John A. Offerdahl.
    (vii) Consulting Agreement dated as of July 1, 1996 between the Company and Kyle T. Craig.

(b)  Reports on Form 8-K

     During the fourth quarter of fiscal 1997, the Company filed reports on Form 8-K dated October 29, 1997, November 21, 1997 and December 26, 1997.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1998


                                              EINSTEIN/NOAH BAGEL CORP.



                                              By:  /s/ Robert M. Hartnett
                                                   -----------------------------
                                                       Robert M. Hartnett
                                                     Chief Executive Office
                                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.

                       Signature                                          Title
                       ---------                                          -----

              /s/ Robert M. Hartnett
     --------------------------------------------               Chief Executive Officer and Director
                  Robert M. Hartnett                            (Principal Executive Officer)

               /s/ Jeffrey L. Butler
     --------------------------------------------               President & Director
                   Jeffrey L. Butler

               /s/ W. Eric Carlborg
     --------------------------------------------               Chief Financial Officer
                   W. Eric Carlborg                             (Principal Financial Officer)

               /s/ Susan E. Daggett
     --------------------------------------------               Vice President - Controller
                   Susan E. Daggett                             (Principal Accounting Officer)

                 /s/ Scott A. Beck
     --------------------------------------------               Chairman of the Board and Director
                     Scott A. Beck

     --------------------------------------------               Director
                   M. Laird Koldyke

                /s/ Gail A. Lozoff
     --------------------------------------------               Chief Concept Officer and Director
                    Gail A. Lozoff

            /s/ John H. Muehlstein, Jr.
     --------------------------------------------               Director
                John H. Muehlstein, Jr.

                 /s/ Lloyd D. Ruth
     --------------------------------------------               Director
                     Lloyd D. Ruth


     --------------------------------------------               Chief Development Officer and Director
                   David G. Stanchak


                                   EXHIBITS


      EXHIBIT NO.                                       DESCRIPTION OF EXHIBIT +
      -----------             -------------------------------------------------------------------------------
           2                  Form of Secured Loan Agreement by and between the Company and each of
                              Colonial Bagels, L.P. ("Colonial"), Great Lakes Bagels, L.P. ("Great
                              Lakes"), Gulfstream Bagels, L.P. ("Gulfstream"), Sunbelt Bagels, L.L.C.
                              ("Sunbelt") and Noah's Pacific, L.L.C. ("Noah's") (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November
                              21, 1997).

           3.1                Restated Certificate of Incorporation of the Company ("Certificate of
                              Incorporation") (incorporated by reference to Exhibit 3 to the Company's quarterly report for the quarter ended October 6, 1996).

           3.2                Amended and Restated Bylaws of the Company ("Bylaws") (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1
                              (Registration No. 333-28941)).

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

+ In the case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802.

                                   Exhibit-1

                                   EXHIBITS


      EXHIBIT NO.                                       DESCRIPTION OF EXHIBIT +
      -----------             -------------------------------------------------------------------------------
           4.9                Indenture dated as of May 29, 1997 by and between the Company and Bankers
                              Trust Company, as Trustee, which includes as Exhibits the forms of Debenture for the Company's 7-1/4% Convertible Subordinated Debentures due 2004 (the
                              "Debenture Indenture") (incorporated by reference to Exhibit 4.1 to the
                              Company's Current Report on Form 8-K dated May 22, 1997).

           4.10               Registration Rights Agreement dated May 22, 1997 by and between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated,
                              Alex Brown & Sons Incorporated, and Morgan Stanley & Co. Incorporated
                              (incorporated by reference to Exhibit 4.2 to the Company's Current Report on
                              Form 8-K dated May 22, 1997).

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

          10.1(d)             Third Amendment to the Loan Agreement dated November 21, 1997.

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

          10.3(c)             Second Amendment to Secured Demand Note dated as of September 16, 1996
                              (included in Exhibit 10.1(c)).

          10.3(d)             Amended and Restated Nonconvertible Note dated November 21, 1997 (included in Exhibit 10.1(d)).

          10.4(a)             Amended and Restated Secured Credit Agreement ("Secured Credit Agreement")
                              dated as of November 21, 1997 among the Company, Bank of America National
                              Trust and Savings Association ("Bank of America"), as Agent and Issuing
                              Lender, General Electric Capital Corporation, as Co-Agent and the Lenders
                              named therein (incorporated by reference to Exhibit 10.6 to the Company's
                              Current Report on Form 8-K dated November 21, 1997).

+ In the case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802.

                                   Exhibit-2

                                   EXHIBITS


      EXHIBIT NO.                                       DESCRIPTION OF EXHIBIT +
      -----------             -------------------------------------------------------------------------------
          10.4(b)             First Amendment and Waiver dated March 27, 1998 to Secured Credit Agreement.

          10.5(a)             Warrant Certificate to Purchase Shares of Common Stock issued on November
                              21, 1997 to GECFS, Inc.

          10.5(b)             Registration Rights Agreement dated November 21, 1997 between the Company and GECFS, Inc.

          10.6(a)             Warrant Certificate to Purchase Shares of Common Stock issued on November
                              21, 1997 to Bank of America.

          10.6(b)             Registration Rights Agreement dated November 21, 1997 between the Company and Bank of America.

          10.7                The Company's Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form
                              S-1 (Registration No. 333-04725)).

          10.8                The Company's 1996 Stock Option Plan for Non-Employee Directors
                              (incorporated by reference to Exhibit 10.11 to the Company's Registration
                              Statement on Form S-1 (Registration No. 333-04725)).

          10.9                Amended and Restated 1997 Stock Option Plan of the Company (incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form
                              S-8 (Reg. No. 333-44353)).

          10.10               Restated 1997 ENBP Stock Option Plan of the Company (incorporated by reference to Exhibit 4.12 to the Company's Registration Statement on Form
                              S-8 (Reg. No. 333-44353)).

          10.11(a)            Amended and Restated Accounting and Administration Services Agreement dated as of May 28, 1996 between Boston Chicken and the Company (incorporated by reference to Exhibit 10.12(a) to the Company's Registration Statement on
                              Form S-1 (Registration No. 333-04725)).

          10.11(b)            First Amendment to Amended and Restated Accounting and Administration
                              Services Agreement dated as of June 17, 1996 between Boston Chicken and the
                              Company (incorporated by reference to Exhibit 10.12(b) to the Company's
                              Registration Statement on Form S-1 (Registration No. 333-04725)).

          10.12(a)            Amended and Restated Computer and Communications Systems Services Agreement
                              dated as of June 17, 1996 between Boston Chicken and the Company
                              (incorporated by reference to Exhibit 10.15(a) to the Company's Registration
                              Statement on Form S-1 (Registration No. 333-04725)).

          10.12(b)            First Amendment to the Amended and Restated Computer and Communications
                              Systems Services Agreement dated as of June 17, 1996 between Boston Chicken and the Company (incorporated by reference to Exhibit 10.15(b) to the
                              Company's Registration Statement on Form S-1 (Registration No. 333-04725)).


+ In the case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802.

                                   Exhibit-3

                                   EXHIBITS


      EXHIBIT NO.                                       DESCRIPTION OF EXHIBIT +
      -----------             -------------------------------------------------------------------------------
          10.13++             Amended and Restated Project and Approved Supplier Agreement dated August
                              15, 1997 among the Company, Harlan Bagel Supply Company, L.L.C. ("Harlan
                              Bagel Supply"), Harlan Bakeries, Inc. ("Harlan Bakeries") and Hal P. Harlan,
                              Hugh P. Harlan and Doug H. Harlan (the "Harlans") (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
                              quarter ended October 5, 1997).

          10.14               Amended and Restated Option Agreement dated August 15, 1997 among Harlan
                              Bagel Supply, the Harlans and the Company (incorporated by reference to
                              Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 5, 1997).

          10.15               Right of First Refusal Agreement dated August 27, 1996 among Harlan
                              Bakeries, the Harlans and the Company (incorporated by reference to Exhibit
                              10.26 to the Company's Registration Statement on Form S-1 (Registration No.
                              333-12395)).

          10.16               Sixth Amended and Restated Limited Liability Company Agreement of Bagel
                              Store Development Funding, L.L.C. ("Bagel Funding") dated as of December 5,
                              1997.

          10.17               Area Developer Merger Agreement and Plan of Merger dated as of December 5,
                              1997 among Colonial, Great Lakes, Gulfstream, Sunbelt and Einstein/Noah
                              Bagel Partners, L.P. ("Bagel Partners") (formerly Noah's) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated
                              November 21, 1997).

          10.18(a)            Limited Partnership Agreement of Bagel Partners (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November
                              21, 1997).

          10.18(b)            First Amendment dated March 25,1998 to Limited Partnership Agreement of
                              Bagel Partners.

          10.19               Loan Agreement dated December 5, 1997 by and between the Company and Bagel
                              Partners (incorporated by reference to Exhibit 10.3 to the Company's Current
                              Report on Form 8-K dated November 21, 1997).

          10.20               Amended and Restated Development Agreement dated December 5, 1997 by and between the Company and Bagel Partners (incorporated by reference to Exhibit
                              10.4 to the Company's Current Report on Form 8-K dated November 21, 1997).

          10.21               Services Agreement dated as of December 15, 1997 by and between the Company and Bagel Partners (incorporated by reference to Boston Chicken's Current
                              Report on Form 8-K dated December 5, 1997).

+ In the case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802.

++ Confidential treatment granted.

                                   Exhibit-4

                                   EXHIBITS


      EXHIBIT NO.                                       DESCRIPTION OF EXHIBIT +
      -----------             -------------------------------------------------------------------------------
          10.22               Letter Agreement dated as of September 23, 1996 terminating the Employment
                              Agreement dated March 31, 1995 between the Company and John A. Offerdahl
                              (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended October 6, 1996).

          10.23               Office Sublease dated as of December 20, 1996 between the Company and
                              Boston Chicken.

          10.24               Consulting Agreement dated as of July 1, 1996 between Kyle T. Craig and the
                              Company (incorporated by reference to Exhibit 10.36 to the Company's
                              Registration Statement on Form S-1 (Registration No. 333-04725)).

          10.25               Termination Agreement dated December 26, 1997 between the Company and Mark
                              R. Goldston.

          10.26               Aircraft Dry Sublease and related Letter Agreement dated as of July 9, 1996 between the Company and Boston Chicken (incorporated by reference to Exhibit
                              10.37(a) to the Company's Registration Statement on Form S-1 (Registration
                              No. 333-04725)).

          10.27               Concurrent Offering Purchase Agreement (included in Exhibit 4.7).

          21                  Subsidiaries of the Company.

          23.1                Consent of Arthur Andersen LLP with respect to the Audited Consolidated
                              Financial Statements of the Company and the Supplemental Schedules Contained
                              in Part IV.

          23.2                Consent of Mayer Hoffman McCann L.C. with respect to the Audited Financial
                              Statements of Bagel & Bagel, Inc.

          23.3                Consent of Arthur Andersen LLP with respect to the Audited Combined
                              Financial Statements of Offerdahl's Bagel Gourmet, Inc.

          27.1                Financial Data Schedule for Fiscal Year Ended December 28, 1997.

          27.2                Restated Financial Data Schedule for Fiscal Quarters ended April
                              20, 1997, July 13, 1997 and October 5, 1997.

          27.3                Restated Financial Data Schedule for Fiscal Quarters ended July
                              14, 1996 and October 6, 1996 and Fiscal Year Ended December 29, 1996.

+ In the case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802.

                                   Exhibit-5