Form 10-Q
period 1998-04-19
EINSTEIN NOAH BAGEL CORP
filed 1998-06-03
CIK 1007184

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 19, 1998

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


                           14103 Denver West Parkway
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


                         Yes     X             No
                               -----                -----

Number of shares of common stock, $.01 par value per share, outstanding as of May 29, 1998: 34,083,681.

                           EINSTEIN/NOAH BAGEL CORP.

                                     INDEX

PART I.  FINANCIAL INFORMATION                                              Page No.

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of December 28, 1997 and
                 April 19, 1998..............................................  3

                 Consolidated Statements of Operations for the quarters ended
                 April 20, 1997 and April 19, 1998...........................  4

                 Consolidated Statements of Cash Flows for the quarters ended
                 April 20, 1997 and April 19, 1998...........................  5

                 Notes to Consolidated Financial Statements..................  6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................  7

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings...........................................  11

         Item 6. Exhibits and Reports on Form 8-K............................  11

                 Signature Page..............................................  12

                 Exhibit Index...............................................  13

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                     December 28,             April 19,
                                                                         1997                    1998
                                                                   ----------------        ----------------
                                                                                              (unaudited)
ASSETS
------
Current Assets:
 Cash and cash equivalents..................................           $ 34,148               $  7,218
 Accounts receivable........................................              1,593                  1,126
 Inventories................................................              9,823                  9,013
 Prepaid expenses and other current assets..................                502                    213
                                                                     ----------             ----------
  Total current assets......................................             46,066                 17,570

Property and Equipment, net.................................            194,152                200,152
Goodwill, net...............................................            360,155                357,051
Trademarks, net.............................................             22,075                 21,916
Recipes, net................................................              7,202                  6,961
Other Assets, net...........................................             13,478                 13,093
                                                                     ----------             ----------
  Total assets..............................................           $643,128               $616,743
                                                                     ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts payable...........................................           $ 16,140               $  7,009
 Accrued expenses...........................................             38,369                 38,544
 Current portion of senior term loan........................              6,000                  6,000
                                                                     ----------             ----------
  Total current liabilities.................................             60,509                 51,553

Long Term Portion of Senior Term Loan.......................             24,000                 22,500
Convertible Subordinated Debentures.........................            125,000                125,000
Other Noncurrent Liabilities................................             23,225                 23,326
Minority Interest...........................................             80,048                 77,459
Commitments and Contingencies
Stockholders' Equity:
 Preferred stock --$.01 par value; 20,000,000 shares
  authorized; no shares issued and outstanding..............                --                      --
 Common stock --$.01 par value; 200,000,000 shares
  authorized; issued:  33,332,594 shares in
  December and 33,333,681 shares in April...................                333                    333
 Additional paid-in capital.................................            374,685                374,661
 Treasury stock, at cost (813,146 shares in
  December and April).......................................             (5,261)               (5,2610)
 Accumulated deficit........................................            (39,411)               (52,828)
                                                                     ----------             ----------
  Total stockholders' equity................................            330,346                316,905
                                                                     ----------             ----------
   Total liabilities and stockholders' equity...............           $643,128               $616,743
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

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                   Quarter Ended
                                                               ---------------------
                                                               April 20,   April 19,
                                                                 1997        1998
                                                               ---------   ---------
Revenue:
    Store revenue ..........................................    $ 2,103     $110,475
    Royalties and franchise-related fees ...................     14,625           --
                                                                -------     --------
        Total revenue ......................................     16,728      110,475

Costs and Expenses:
    Store:
        Cost of products sold ..............................        704       38,572
        Salaries and benefits ..............................        609       35,380
        Other controllable costs............................        122        9,269
        Rent, occupancy and related costs...................        150       10,589
        Marketing expenses .................................        126        3,968
        Depreciation and amortization ......................         66        6,178
                                                                -------     --------
            Total store costs and expenses .................      1,777      103,956

    Non-Store:
        General and administrative .........................      6,023       14,888
        Depreciation and amortization (excluding goodwill
          amortization) ....................................      1,071        1,045
        Goodwill amortization ..............................        625        3,247
                                                                -------     --------
            Total non-store costs and expenses .............      7,719       19,180
                                                                -------     --------
            Total costs and expenses .......................      9,496      123,136
                                                                -------     --------

Income (Loss) from Operations ..............................      7,232      (12,661)

Other Income (Expense):
    Interest income ........................................        391          246
    Interest expense .......................................       (170)      (3,591)
                                                                -------     --------
        Total other income (expense) .......................        221       (3,345)
                                                                -------     --------

Income (Loss) before Income Taxes and Minority Interest ....      7,453      (16,006)
Income Taxes ...............................................      2,275           --
Minority Interest in Loss of Subsidiary ....................         --       (2,589)
                                                                -------     --------
Net Income (Loss) ..........................................    $ 5,178     $(13,417)
                                                                =======     ========

Basic Earnings (Loss) per Share ............................    $  0.16     $  (0.41)
                                                                =======     ========
Diluted Earnings (Loss) per Share ..........................    $  0.15     $  (0.41)
                                                                =======     ========
Weighted Average Number of Common Shares Outstanding:
        Basic ..............................................     32,559       32,520
                                                                =======     ========
        Diluted ............................................     34,962       32,520
                                                                =======     ========


      The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                             Quarter Ended
                                                                         ---------------------
                                                                         April 20,   April 19,
                                                                           1997        1998
                                                                         ---------   ---------
Cash Flows from Operating Activities:
    Net income (loss) ................................................   $   5,178    $(13,417)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation and amortization ................................       1,762      10,470
        Minority interest ............................................          --      (2,589)
        Warrant and option expense ...................................          26          --
        Deferred income taxes ........................................      (1,926)         --
        Changes in assets and liabilities:
            Accounts receivable ......................................      (3,873)        467
            Accounts payable and accrued expenses ....................       5,363      (9,101)
            Deferred franchise revenue ...............................         595          --
            Other assets and liabilities .............................         (89)       (150)
                                                                         ---------    --------
                Net cash provided by (used in) operating activities ..       7,036     (14,320)
                                                                         ---------    --------

Cash Flows from Investing Activities:
    Purchase of property and equipment ...............................      (3,872)    (10,684)
    Proceeds from sale of assets .....................................       3,600          --
    Purchase of other assets .........................................      (2,362)       (426)
    Issuance of notes receivable .....................................    (124,298)         --
    Repayment of notes receivable ....................................      53,386          --
                                                                         ---------    --------
        Net cash used in investing activities ........................     (73,546)    (11,110)
                                                                         ---------    --------

Cash Flows Provided by (Used in) Financing Activities:
    Proceeds from issuance of common stock ...........................       8,206          --
    Repayments under credit facility .................................          --      (1,500)
    Proceeds from convertible debt ...................................      29,500          --
    Repayment of convertible debt ....................................     (21,700)         --
                                                                         ---------    --------
        Net cash provided by (used in) financing activities ..........      16,006      (1,500)
                                                                         ---------    --------
Net Decrease in Cash and Cash Equivalents ............................     (50,504)    (26,930)
Cash and Cash Equivalents, beginning of period .......................      50,741      34,148
                                                                         ---------    --------
Cash and Cash Equivalents, end of period .............................   $     237    $  7,218
                                                                         =========    ========


     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The consolidated financial statements have been prepared by Einstein/Noah Bagel Corp. (the "Company") and are unaudited except for the consolidated balance sheet at December 28, 1997. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of April 19, 1998 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information are included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 28, 1997. The consolidated results of operations for the quarter ended April 19, 1998 are not necessarily indicative of the results expected for the full year.


2.   Commitments and Contingencies

     The Company has entered into agreements with certain vendors which provide for minimum purchases over specified terms. Such agreements call for retroactive rate adjustments or cash settlement in the event of purchase shortfalls. Management believes that the ultimate settlement of such commitments will not have a material impact on the consolidated financial position or results of operations of the Company.

     Bagel Store Development Funding, L.L.C. ("Bagel Funding") has invested a total of approximately $89.5 million, representing an approximately 21% equity interest, in Einstein/Noah Bagel Partners, L.P., a majority-owned subsidiary of the Company ("Bagel Partners"). The Company is the manager of Bagel Funding. Bagel Funding has the right to require Bagel Partners or the Company to redeem Bagel Funding's equity interest in Bagel Partners at a pre-determined formula price based on store level cash flow of Bagel Partners in the event that, at any time after December 5, 1999 and prior to June 5, 2001, the Company does not consent to a public offering of such equity interests or the termination of certain rights and obligations under franchise and license agreements between the Company and Bagel Partners. Such right becomes exercisable prior to December 5, 1999 if there is a Change in Control (as defined in the Bagel Partners partnership agreement) of the Company. The Company or Bagel Partners may pay the purchase price for such equity interests in cash, shares of the Company's common stock or any combination thereof.

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


3.   Reclassifications

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Einstein/Noah Bagel Corp. (the "Company"), its area developers, and Einstein Bros./(R)/Bagels and Noah's New York Bagels/(R)/ stores to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; the Company's relationship with, and business of, Boston Chicken, Inc. ("Boston Chicken"), the Company's majority stockholder; changes in business strategy or development plans; achievement of development schedules; availability, locations and terms of sites for store development; food, labor and employee benefit costs; changes in government regulation; regional weather conditions; and other factors referenced in this Form 10-Q. The Company cannot predict which factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition to considering statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes", "belief", "expects", "plans", "anticipates", "intends" or the like to be uncertain and forward-looking.


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

     As a result of the Transactions, the revenue generated by the Company as a lender, franchisor and service provider to the area developers prior to the date of the Transactions is eliminated in consolidation and replaced with store revenue and operating expenses from and after the date of the Transactions. The foregoing results are adjusted in the "minority interest" line item to reflect the minority interests not owned by the Company. As a result of the Transactions, the operating results for the quarter ended April 19, 1998 are not readily comparable to those for the quarter ended April 20, 1997.

     As of April 19, 1998, Boston Chicken held approximately 51.9% of the voting stock of the Company. In addition, Boston Chicken has an option that permits it to maintain ownership of shares of common stock having up to 52% of the voting power of all of the outstanding shares of capital stock of the Company having the power generally to vote in the election of directors. On May 27, 1998, Boston Chicken announced that it had retained Morgan Stanley & Co. Incorporated to advise and assist it in evaluating the sale of all or a portion of the shares of common stock of the Company owned by it to one or more third parties. The Company and Boston Chicken are parties to various agreements, pursuant to which Boston Chicken has agreed to provide to the Company certain accounting and administration and computer and communications services. The Company also has a non-convertible unsecured credit facility from Boston Chicken providing for borrowings of up to $50.0 million. Although the Company has not requested funding under such facility, there can be no assurance that, if requested, Boston Chicken would have the resources available, or would use its available resources, to fund the credit facility.

     The Company's future financial condition and results of operations are subject to uncertainties related to stockholder class action lawsuits filed against the Company and certain other defendants. See Note 2 of Notes to the Company's Consolidated Financial Statements. Because such litigation is at a preliminary stage, the Company is unable to make a meaningful estimate of any loss that could result from an unfavorable outcome of the litigation.

Results of Operations

     The Company's results of operations for the quarter ended April 20, 1997 reflect the Company's operations primarily as a franchisor. As a result of the Transactions, the Company's results of operations for the quarter ended April 19, 1998 reflect the results of the Company as the majority owner and operator of stores systemwide.

     Revenue. Total systemwide net store revenue increased 45% to $110.5 million for the quarter ended April 19, 1998 compared to $76.5 million in the prior comparable quarter. The increase in systemwide net store revenue was due to an increase in the number of stores in operation systemwide to 557 stores at the quarter ended April 19, 1998 from 420 stores at the quarter ended April 20, 1997. This increase was offset by a decrease in the average weekly per store sales ("WPSA") to $12,360 for the quarter ended April 19, 1998 as compared to $13,179 for the prior comparable quarter. The lower net WPSA was due to a smaller proportion of mature stores in the system during the quarter ended April 19, 1998 compared to the prior comparable quarter.

     Company net store revenue increased to $110.5 million for the quarter ended April 19, 1998, compared to $2.1 million in the prior comparable quarter. The increase was due to an increase in the average number of Company stores in operation to 560 for the quarter ended April 19, 1998 from 12 Company stores for the prior comparable period.

     The Company did not have any royalties, franchise-related fees or interest income from area developer loans for the quarter ended April 19, 1998 compared to royalties, franchise-related fees and interest income from area developer loans of $14.6 million for the prior comparable quarter. As a result of the Transactions, revenue previously recognized by the Company as lender, franchisor and service provider to its area developers is eliminated in consolidation.

     Store Costs and Expenses.   Store costs and expenses increased to $104
million for the quarter ended April 19, 1998, compared to $1.8 million in the prior comparable quarter.

     Store costs and expenses as a percentage of store revenue for the quarter ended April 19, 1998 were 94.1% compared to 84.5 % for the prior comparable quarter. The cost of products sold, including food and paper, was 34.9% of store revenue for the quarter ended April 19, 1998, compared to 33.5% for the prior comparable quarter. The increase was due in part to higher food costs in menu offerings and in part to inefficiencies of a bagel production plant that was closed in the quarter ended April 19, 1998. Salaries and benefits were 32.0% of store revenue for the quarter ended April 19, 1998 as compared to 28.9% for the prior comparable quarter. The increase was due to smaller staffs in the prior comparable quarter. Other controllable costs (including telephone, utilities, security, repairs and maintenance, supplies, uniforms and laundry), together with rent, occupancy and related costs, were 18.0% of store revenue for the quarter ended April 19, 1998 as compared to 12.9% for the prior comparable quarter. The increase was due to larger stores and more complex store configuration in the quarter ended April 19, 1998 compared to the prior comparable quarter. Marketing expense was 3.6% of store revenue for the quarter ended April 19, 1998 as compared to 6.0% for the prior comparable quarter. The decrease was due to a change in marketing strategy. Store depreciation and amortization was 5.6% of store revenue for the quarter ended April 19, 1998 as compared to 3.1% for the prior comparable quarter. The increase was due to larger stores and higher equipment costs for the current store base as compared to the Company store base in the prior comparable quarter.

     General and Administrative. General and administrative expenses increased to $14.9 million for the quarter ended April 19, 1998 from $6.0 million for the prior comparable quarter. The increase was due to the transition to a Company-controlled system under which expenses previously incurred by the Company's area developers are now reflected on the Company's consolidated financial statements and a severance charge of $1.5 million for terminated employees.

     Depreciation and Amortization. For the quarter ended April 19, 1998, non-store depreciation and amortization was consistent with the prior comparable quarter. Goodwill amortization increased to $3.2 million for the quarter ended April 19, 1998 as compared to $0.6 million for the prior comparable quarter. The increase was due to goodwill recorded as a result of the Transactions.

     Other Income (Expense). The Company incurred other expense of $3.3 million compared to other income of $0.2 in the prior comparable quarter. The increase was due to the interest on the Company's convertible subordinated debentures issued in the second quarter of 1997.

     Minority Interest. The minority interest in losses of Bagel Partners was $2.6 million for the quarter ended April 19, 1998.

     Income Taxes. Because of the uncertainty of utilizing the loss incurred for the quarter ended April 19, 1998, no income tax benefit was established.


Liquidity and Capital Resources

     Cash used in operations for the quarter ended April 19, 1998 was $14.3 million, a decrease of $21.3 million from cash provided from operations of $7.0 million for the quarter ended April 20, 1997. The decrease was due primarily to paydown of accounts payable and accrued expense balances and other changes in working capital for the quarter ended April 19, 1998 of $8.8 million, compared to cash provided of $2.0 million in the prior comparable quarter. Also, general and administrative costs increased by $8.9 million in the quarter ended April 19, 1998 as compared to the prior comparable quarter. The increase was due to the transition to a Company-controlled system and a severance charge of $1.5 million for terminated employees.

     Cash used in financing activities was $1.5 million for the quarter ended April 19, 1998 compared to $16.0 million provided from financing activities for the prior comparable quarter. As of April 19, 1998, the Company had $7.2 million available in cash and cash equivalents. In the quarter ended April 14, 1998, the Company made a $1.5 million payment under the Credit Facility (defined below) and in the prior comparable quarter received cash from bank borrowings and the issuance of common stock. The Company is party to a secured credit agreement with Bank of America National Trust and Savings Association and the lenders named therein (the "Credit Facility"), that consists of a secured term loan facility, under which $28.5 million was outstanding at April 19, 1998, and a $25.0 million secured revolving credit facility. The $25.0 million revolving credit facility becomes available in increments through September 1998, when the entire amount of the facility becomes available, subject to the Company's compliance with certain financial covenants, including a minimum operating cash flow test. There was $12.0 million available to the Company under the Credit Facility as of June 1, 1998. The Credit Facility also contains financial covenants that require maintaining certain minimum average weekly net sales levels and system and store cash flow ratios, and that limit overhead levels. If the Company is unable to comply with any of the Credit Facility's financial covenants, the Company would be unable to draw on the revolving credit facility and, upon action of the lenders under the Credit Facility, all outstanding principal and interest under the Credit Facility could be accelerated and become immediately due and payable. To the extent the Company did not have borrowing availability under the Credit Facility, the Company could be required to seek additional sources of capital and, if unable to obtain such capital, could be unable to satisfy its obligations when due.

     The Company also had a $50.0 million non-convertible credit facility with Boston Chicken. Although the Company has not requested funding under the credit facility, there can be no assurance that, if requested, Boston Chicken would have the resources available, or would use its available resources, to fund the credit facility.

     The Company's primary use of capital reflects its effort to establish brand awareness and market leadership, which historically was done by providing partial financing to its area developers for use in rapid store development and working capital needs. Net loan advances to area developers were $70.9 million in the first quarter of 1997 (consisting of $124.3 million of loan advances, net of $53.4 million of loan repayments). The majority of the loan advance and repayment activity reflects the revolving nature of the loans; that is, amounts were drawn and repaid on a regular basis to optimize cash management.

     In addition to providing funding to its area developers, the Company's capital requirements have consisted of store development, development of its corporate infrastructure, which supports systemwide expansion, and investments in food production facilities. For the quarter ended April 19, 1998, the Company expended $10.7 million on construction of new stores, a majority of which were opened during the fourth quarter of 1997, and on investments in food production facilities. In the prior comparable quarter, the Company expended $3.9 million related to corporate infrastructure and investments in food production facilities. The Company generated $3.6 million in the first quarter of 1997 from the sale of stores to a newly-formed area developer.

     The Company's primary uses of capital for the remainder of 1998, other than providing working capital for normal operating expenses, are expected to consist primarily of satisfaction of current liabilities, expenditures related to building and opening new stores and retrofitting existing stores, and payment of principal and interest on outstanding indebtedness. In the event the Company requires additional capital for working capital needs, there can be no assurance that the Company will be able to raise such capital on satisfactory terms, if at all. See "Special Note Regarding Forward-Looking Statements" on page 7.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          The information set forth under Note 2 of the Company's Notes to Consolidated Financial Statements contained in Part I of this Form 10-Q is incorporated herein by reference thereto.

Item 6.   Exhibits and Reports on Form 8-K.

     A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

     B. Reports on Form 8-K: During the first quarter ended April 19, 1998, the Company filed an amendment on Form 8-K/A to its Form 8-K dated November 21, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            EINSTEIN/NOAH BAGEL CORP.



Date:  June 2, 1998                            /s/ Robert M. Hartnett
                                            ---------------------------------
                                                   Robert M. Hartnett
                                                 Chairman of the Board,
                                               Chief Executive Officer and
                                                        President



Date:  June 2, 1998                             /s/ W. Eric Carlborg
                                            ---------------------------------
                                                    W. Eric Carlborg
                                                 Chief Financial Officer

                                 EXHIBIT INDEX


 Exhibit
 Number                            Exhibits*
 -------                           --------

  10.1 First Amendment and Waiver dated March 27, 1998 to the Amended and Restated Secured Credit Agreement dated as of November 21, 1997 among the Company, Bank of America National Trust and Savings Association ("Bank of America"), as Agent and Issuing Lender, General Electric Capital Corporation, as Co-Agent and the Lenders named therein (incorporated by reference to Exhibit 10.4(b) to the Company's 1997 Annual Report on Form 10-K).

  10.2 First Amendment dated March 25, 1998 to Limited Partnership Agreement of Einstein/Noah Bagel Partners, L.P. (incorporated by reference to Exhibit 10.18(b) to the Company 1997 Annual Report on Form 10-K).

  10.3 Letter agreement dated April 29, 1998 by and between the Company and Robert M. Hartnett

  10.4 Letter agreement dated March 25, 1998 by and between the Company and David G. Stanchak

  10.5 Termination Agreement dated May 1, 1998 by and between the Company and Jeffrey L. Butler

  27        Financial Data Schedule.


* In the case of incorporation by reference to documents filed by Boston Chicken, Inc. under the Securities Exchange Act of 1934, as amended, Boston Chicken Inc.'s file number under that Act is 0-22802.