Form 10-Q
period 1998-07-12
EINSTEIN NOAH BAGEL CORP
filed 1998-08-26
CIK 1007184

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 12, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

                       Yes     X     No
                            -------      -------

Number of shares of common stock, $.01 par value per share, outstanding as of August 25, 1998: 33,270,535.

                           EINSTEIN/NOAH BAGEL CORP.

                                     INDEX



                                                                                             Page No.
                                                                                             -------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 28, 1997 and
                  July 12, 1998.............................................                     3

                  Consolidated Statements of Operations for the quarter and
                  two quarters ended July 13, 1997 and July 12, 1998........                     4

                  Consolidated Statements of Cash Flows for the two quarters
                  ended July 13, 1997 and July 12, 1998.....................                     5

                  Notes to Consolidated Financial Statements................                     6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................                     8

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.........................................                    12

         Item 2.  Changes in Securities.....................................                    12

         Item 4.  Submission of Matters to a Vote of Security Holders.......                    12

         Item 6.  Exhibits and Reports on Form 8-K..........................                    12

         Signature Page.....................................................                    13

         Exhibit Index......................................................                    14

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                     December 28,    July 12,
                                                                         1997          1998
                                                                     -------------  -----------
                                                                                    (unaudited)
ASSETS
------
Current Assets:
  Cash and cash equivalents........................................      $ 34,148     $  3,144
  Accounts receivable..............................................         1,593          854
  Inventories......................................................         9,823        9,246
  Prepaid expenses and other current assets........................           502          397
                                                                         --------     --------
     Total current assets..........................................        46,066       13,641

Property and Equipment, net........................................       194,152      192,022
Goodwill, net......................................................       360,155      359,509
Trademarks, net....................................................        22,075       22,742
Recipes, net.......................................................         7,202        6,768
Other Assets, net..................................................        13,478        8,955
                                                                         --------     --------
     Total assets..................................................      $643,128     $603,637
                                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable.................................................      $ 16,140     $  4,175
  Accrued expenses.................................................        38,369       35,301
  Current portion of senior term loan..............................         6,000        6,000
                                                                         --------     --------
     Total current liabilities.....................................        60,509       45,476

Revolving Credit Facility..........................................            --        4,825
Long-Term Portion of Senior Term Loan..............................        24,000       21,000
Convertible Subordinated Debentures................................       125,000      125,000
Other Noncurrent Liabilities.......................................        23,225       20,129
Minority Interest..................................................        80,048       76,289
Commitments and Contingencies
Stockholders' Equity:
  Preferred Stock - $.01 par value; 20,000,000 shares authorized;
     no shares issued and outstanding..............................            --           --
  Common Stock - $.01 par value; 200,000,000 shares authorized;
     issued: 33,332,594 shares in December and
     34,083,681 shares in July.....................................           333          341
  Additional paid-in capital.......................................       374,685      377,616
  Treasury stock, at cost (813,146 shares in December and July)....        (5,261)      (5,261)
  Accumulated deficit..............................................       (39,411)     (61,778)
                                                                         --------     --------
     Total stockholders' equity....................................       330,346      310,918
                                                                         --------     --------
       Total liabilities and stockholders' equity..................      $643,128     $603,637
                                                                         ========     ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                Quarter Ended       Two Quarters Ended
                                             --------------------  --------------------
                                             July 13,   July 12,   July 13,   July 12,
                                               1997       1998       1997       1998
                                             ---------  ---------  ---------  ---------
Revenue:
  Store revenue............................  $     --   $ 87,899    $ 2,103   $198,374
  Royalties and franchise-related fees.....    13,275         --     27,900         --
                                              -------   --------    -------   --------
     Total revenue.........................    13,275     87,899     30,003    198,374

Costs and Expenses:
  Store:
     Cost of products sold.................        --     29,907        704     68,479
     Salaries and benefits.................        --     27,289        609     62,669
     Other controllable costs..............        --      6,988        122     16,257
     Rent, occupancy and related costs.....        --      8,002        150     18,591
     Marketing expenses....................        --      3,489        126      7,457
     Depreciation and amortization.........        --      4,870         66     11,048
                                              -------   --------    -------   --------
       Total store costs and expenses......        --     80,545      1,777    184,501
  Non-Store:
     Salaries, benefits, general and
       administrative......................     3,768      7,971      9,791     22,859
     Depreciation and amortization
       (excluding goodwill amortization)...       907        776      1,978      1,821
     Goodwill amortization.................       458      2,462      1,083      5,709
                                              -------   --------    -------   --------
       Total non-store costs and expenses..     5,133     11,209     12,852     30,389
                                              -------   --------    -------   --------
       Total costs and expenses............     5,133     91,754     14,629    214,890
                                              -------   --------    -------   --------

Income (Loss) from Operations..............     8,142     (3,855)    15,374    (16,516)

Other Income (Expense):
  Interest income..........................       586         22        977        268
  Interest expense.........................    (1,380)    (2,877)    (1,550)    (6,468)
  Other....................................        --     (3,409)        --     (3,409)
                                              -------   --------    -------   --------
     Total other income (expense)..........      (794)    (6,264)      (573)    (9,609)
                                              -------   --------    -------   --------

Income (Loss) before Income Taxes and
  Minority Interest........................     7,348    (10,119)    14,801    (26,125)
Income Taxes...............................     2,234                 4,509
Minority Interest in Loss of Subsidiary....        --     (1,170)        --     (3,759)
                                              -------   --------    -------   --------
Net Income (Loss)..........................   $ 5,114   $ (8,949)   $10,292   $(22,366)
                                              =======   ========    =======   ========

Basic Earnings (Loss) per Share............      $.15      $(.27)      $.31      $(.68)
                                              =======   ========    =======   ========
Diluted Earnings (Loss) per Share..........      $.15      $(.27)      $.30      $(.68)
                                              =======   ========    =======   ========
Weighted Average Number of Common
  Shares Outstanding:
     Basic.................................    33,080     33,137     32,782     32,785
                                              =======   ========    =======   ========
     Diluted...............................    34,725     33,137     34,860     32,785
                                              =======   ========    =======   ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                  Two Quarters Ended
                                                                 ---------------------
                                                                  July 13,   July 12,
                                                                    1997       1998
                                                                 ----------  ---------
Cash Flows from Operating Activities:
  Net income (loss)............................................  $  10,292   $(22,366)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.............................      3,126     18,578
     Provision for write-down of notes receivable..............         --      3,409
     Minority interest.........................................         --     (3,759)
     Warrant and option exercise...............................         48         --
     Deferred income taxes.....................................     (1,900)        --
     Changes in assets and liabilities:
       Accounts receivable.....................................     (8,009)       739
       Accounts payable and accrued expenses...................      8,577    (14,579)
       Deferred franchise revenue..............................       (200)        --
       Other assets and liabilities............................       (286)    (2,064)
                                                                 ---------   --------
          Net cash provided by (used in) operating activities..     11,648    (20,042)
                                                                 ---------   --------

Cash Flows from Investing Activities:
  Purchase of property and equipment...........................     (6,172)   (12,655)
  Proceeds from sale of assets.................................      3,600         --
  Purchase of other assets.....................................     (6,280)      (132)
  Issuance of notes receivable.................................   (222,144)        --
  Repayment of notes receivable................................    103,791         --
                                                                 ---------   --------
     Net cash used in investing activities.....................   (127,205)   (12,787)
                                                                 ---------   --------

Cash Flows Provided by Financing Activities:
  Proceeds from issuance of common stock.......................      9,985         --
  Borrowings under credit facilities...........................     62,200     21,700
  Repayments under credit facilities...........................    (62,200)   (19,875)
  Proceeds from convertible debt...............................    125,000         --
                                                                 ---------   --------
     Net cash provided by financing activities.................    134,985      1,825
                                                                 ---------   --------
Net Increase (Decrease) in Cash and Cash Equivalents...........     19,428    (31,004)
Cash and Cash Equivalents, beginning of period.................     50,741     34,148
                                                                 ---------   --------
Cash and Cash Equivalents, end of period.......................  $  70,169   $  3,144
                                                                 =========   ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The consolidated interim financial statements have been prepared by Einstein/Noah Bagel Corp. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of July 12, 1998 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information are included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 28, 1997. The consolidated results of operations for the quarter and two quarters ended July 12, 1998 are not necessarily indicative of the results expected for the full year.


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

   Bagel Store Development Funding, L.L.C. ("Bagel Funding") has invested a total of approximately $89.5 million, representing an approximately 21% equity interest, in Einstein/Noah Bagel Partners, L.P., a majority-owned subsidiary of the Company ("Bagel Partners"). The Company is the manager of Bagel Funding. Bagel Funding has the right to require Bagel Partners or the Company to redeem Bagel Funding's equity interest in Bagel Partners at a pre-determined formula price based on store level cash flow of Bagel Partners in the event that, at any time after December 5, 1999 and prior to June 5, 2001, the Company does not consent to a public offering of such equity interests or the termination of certain rights and obligations under franchise and license agreements between the Company and Bagel Partners. Such right becomes exercisable prior to December 5, 1999 if there is a Change in Control (as defined in the Bagel Partners partnership agreement) of the Company. The Company or Bagel Partners may pay the purchase price for such equity interests in cash, shares of the Company's common stock or a combination thereof.

   The Company has become subject to various lawsuits, claims and other legal matters in the course of conducting its business. The Company does not believe that any such matters of which it is aware are material to the Company individually or in the aggregate, but matters may arise which could adversely affect the Company or its business operations.

   The Company and certain of its current and former executive officers and directors are defendants in a class action lawsuit filed in the United States District Court for the District of Colorado. In addition, an action was filed in state court in Jefferson County, Colorado, although such action has been stayed pending resolution of the federal case. The complaints in such actions allege, among other things, that the Company and the other defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, as well as certain similar provisions of Colorado state law. The plaintiffs are seeking, among other things, an award of unspecified compensatory damages, interest and costs. Although the Company cannot predict the outcome of these lawsuits, the Company believes the complaints are without merit and is vigorously defending against the allegations made in the complaints. On February 10, 1998, the Company filed a motion to dismiss the complaint in the federal case.

3. RELATED PARTY TRANSACTIONS

   On June 25, 1998, the Company and Boston Chicken, Inc., the Company's majority stockholder ("Boston Chicken"), amended agreements under which Boston Chicken provides the Company certain accounting and administration, and computer and communications services. Such amendments reduced the amount of fees payable by the Company for such services. On the same date, the Company agreed to terminate its unsecured non-convertible revolving credit facility from Boston Chicken, which had provided for borrowings of up to $50.0 million. There was no balance outstanding under the facility as of the termination date.

   During the second quarter ended July 12, 1998, notes and interest receivable due from a stockholder in the amount of $3.4 million were deemed uncollectible and were written off.

4. RECLASSIFICATIONS

   Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   CERTAIN STATEMENTS IN THIS FORM 10-Q UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF EINSTEIN/NOAH BAGEL CORP. (THE "COMPANY"), EINSTEIN/NOAH BAGEL PARTNERS, L.P., A MAJORITY-OWNED SUBSIDIARY OF THE COMPANY ("BAGEL PARTNERS"), AND EINSTEIN BROS.(R) BAGELS AND NOAH'S NEW YORK BAGELS (R) STORES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: COMPETITION; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT AND OPERATING COSTS; ADVERTISING AND PROMOTIONAL EFFORTS; BRAND AWARENESS; AVAILABILITY AND TERMS OF CAPITAL; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; THE COMPANY'S RELATIONSHIP WITH, AND BUSINESS OF, BOSTON CHICKEN, INC., THE COMPANY'S MAJORITY STOCKHOLDER ("BOSTON CHICKEN"); CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; ACHIEVEMENT OF DEVELOPMENT SCHEDULES; AVAILABILITY, LOCATIONS AND TERMS OF SITES FOR STORE DEVELOPMENT; FOOD, LABOR AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATION; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q. THE COMPANY CANNOT PREDICT WHICH FACTORS WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. IN ADDITION TO CONSIDERING STATEMENTS THAT EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES", "BELIEF", "EXPECTS", "PLANS", "ANTICIPATES", "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING.

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

   Prior to the date of the Transactions, the revenue reflected in the consolidated statements of operations were those generated by the Company as a lender, franchisor and service provider to the area developers. From and after the date of the Transactions, the consolidated statements of operations reflect all store revenue and operating results. Such results are adjusted in the "minority interest" line item to reflect the minority interest in Bagel Partners not owned by the Company. As a result of the Transactions, the operating results for the quarter and two quarters ended July 12, 1998 are not readily comparable to those for the quarter and two quarters ended July 13, 1997.

   As of July 12, 1998, Boston Chicken held approximately 51.0% of the common stock of the Company. In addition, Boston Chicken has an option that permits it to maintain ownership of shares of common stock having up to 52% of the voting power of all of the outstanding shares of capital stock of the Company having the power generally to vote in the election of directors. On May 27, 1998, Boston Chicken announced that it had retained Morgan Stanley & Co. Incorporated to advise and assist it in evaluating the sale of all or a portion of the shares of common stock of the Company owned by it to one or more third parties. The Company and Boston Chicken are parties to various agreements, pursuant to which Boston Chicken has agreed to provide to the Company certain accounting and administration, and computer and communications services. On June 25, 1998, the agreements were amended to reduce the amount of fees payable for such services. The Company also agreed to terminate its $50.0 million non-convertible unsecured credit facility from Boston Chicken on the same date. There was no balance outstanding under the facility as of the termination date. See Note 3 of Notes to the Company's Consolidated Financial Statements.

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


RESULTS OF OPERATIONS

   The Company's results of operations for the quarter and two quarters ended July 13, 1997 reflect the Company's operations primarily as a franchisor. As a result of the Transactions, the Company's results of operations for the quarter and two quarters ended July 12, 1998 reflect the results of the Company as the majority owner and operator of stores systemwide.

   Revenue. Total systemwide store net revenue increased 25.8% to $87.9 million for the quarter ended July 12, 1998 compared to $69.9 million for the prior comparable quarter. Total systemwide store net revenue increased 35.5% to $198.4 million for the two quarters ended July 12, 1998 from $146.4 million for the prior comparable period. The increase in systemwide store net revenue was due to an increase in the average number of stores in operation systemwide to 554 for the quarter ended July 12, 1998 from 451 for the quarter ended July 13, 1997 and an increase to 557 stores for the first two quarters of 1998 from 401 stores for the comparable 1997 period.

   Average weekly per store net sales ("WPSA") were $13,326 and $12,866 for the quarter and two quarters ended July 12, 1998, compared to $13,111 and $13,184 for the prior comparable periods. WPSA represents the weekly per store average revenue, after customer and employee discounts, for all stores open at the end of the periods presented. The increase in WPSA for the quarter ended July 12, 1998 compared to the prior comparable quarter was due to the introduction of a new lunch menu in selected markets and higher prices in the second quarter of 1998 and the closure of underperforming stores in the first quarter of 1998. The decrease in WPSA for the two quarters ended July 12, 1998 was due to lower revenue generated by Noah's New York Bagels stores during the 1998 periods compared to the prior comparable periods.

   Company store net revenue was $87.9 million for the quarter ended July 12, 1998. There were no Company stores in operation in the prior comparable quarter. Company store net revenue increased to $198.4 million for the two quarters ended July 12, 1998, compared to $2.1 million for the prior comparable period. The increases were due to an increase in the average number of Company stores in operation to 557 for the two quarters ended July 12, 1998 from seven Company stores for the prior comparable period.

   As a result of the Transactions, the Company did not have any royalties and franchise-related fees for the quarter or two quarters ended July 12, 1998. Royalties and franchise-related fees were $8.0 million and $17.3 million for the quarter and two quarters ended July 13, 1997.

   Store Costs and Expenses. There were no Company stores in operation in the quarter ended July 13, 1997 and there was an average of seven Company stores in operation in the two quarters ended July 13, 1997. Because of the significant change in the Company store base resulting from the transition to a Company-controlled system, the Company does not believe that store costs and expenses for the 1998 periods presented are readily comparable to the corresponding 1997 periods.

   Store costs and expenses increased to $184.5 million for the two quarters ended July 12, 1998 from $1.8 million for the prior comparable period. The increase in store costs and expenses was due to an increase in the number of Company stores resulting from the transition to a Company-controlled system. Store costs and expenses as a percentage of store revenue for the two quarters ended July 12, 1998 were 93.0%, compared to 84.5% for the prior comparable period. This increase was due to larger stores, more complex store configurations and higher food costs associated with different menu offerings in the two quarters ended July 12, 1998, compared to the prior comparable period. Store costs and expenses for the two quarters ended July 12, 1998 also included certain costs and expenses associated with the closing of a bagel production plant. Such increases were offset by a decrease in marketing expenses as a percentage of store revenue to 3.8% for the two quarters ended July 12, 1998 from 6.0% for the prior comparable period. Such decrease was the result of a change in marketing strategy.

   Salaries, Benefits, General and Administrative. Salaries, benefits, general and administrative expenses increased to $8.0 million for the quarter ended July 12, 1998 from $3.8 million for the prior comparable quarter. Salaries, benefits, general and administrative expenses increased to $22.9 million for the two quarters ended July 12, 1998 from $9.8 million for the prior comparable period. The increases were due to the transition to a Company-controlled system, under which expenses previously incurred by the Company's area developers are now reflected on the Company's consolidated financial statements. In addition, the Company incurred a severance charge of $1.5 million for terminated employees in the first quarter of 1998.

   In May 1998, the Stock Option Committee of the board of directors authorized a stock option exchange program to provide employees the opportunity to exchange existing options for new options priced at fair market value on the date of exchange. Approximately 2.4 million vested and unvested outstanding options with original exercise prices ranging from $4.56 to $33.13 per share were cancelled in exchange for the grant of the same number of new options with an exercise price of $3.65 per share. New options issued upon cancellation of options originally granted in 1995 vest 50% on each of November 11, 1999 and May 11, 2000. New options issued upon cancellation of options originally granted after 1995 vest 33-1/3% on each of November 11, 1999, May 11, 2000 and May 11, 2001.

   Depreciation and Amortization. Non-store depreciation and amortization (excluding goodwill amortization) remained relatively consistent at $0.8 million for the quarter ended July 12, 1998, compared to $0.9 million for the prior comparable quarter and $1.8 million for the two quarters ended July 12, 1998, compared to $2.0 million for the prior comparable period. Goodwill amortization increased to $2.5 million for the quarter ended July 12, 1998 from $0.5 million for the prior comparable quarter and increased to $5.7 million for the two quarters ended July 12, 1998 from $1.1 million for the prior comparable period. The increases in goodwill amortization were due to amortization resulting from the Transactions.

   Other Expense. The Company incurred other expense of $6.3 million for the quarter ended July 12, 1998 compared to other expense of $0.8 million in the prior comparable quarter. The Company incurred other expense of $9.6 million for the two quarters ended July 12, 1998 compared to other expense of $0.6 million in the prior comparable period. The increases were due to the interest on the Company's convertible subordinated debentures issued in the second quarter of 1997 and a $3.4 million charge associated with the write-off of certain notes receivable in the second quarter of 1998.

   Minority Interest. The minority interest in losses of Bagel Partners was $1.2 million for the quarter ended July 12, 1998 and $3.8 million for the two quarters ended July 12, 1998.

   Income Taxes. Because of the uncertainty of utilizing the loss incurred in 1998, no income tax benefit was established.


LIQUIDITY AND CAPITAL RESOURCES

   Cash used in operations for the two quarters ended July 12, 1998 was $20.0 million, compared to $11.6 million of cash provided from operations for the two quarters ended July 13, 1997. The increase in cash usage was due primarily to paydown of accounts payable and accrued expense balances and other changes in working capital for the two quarters ended July 12, 1998 of $15.9 million, compared to cash provided of $82,000 in the prior comparable period. Also, salaries, benefits, general and administrative costs increased by $13.1 million in the two quarters ended July 12, 1998 as compared to the prior comparable period. The increase was due to the transition to a Company-controlled system, where costs previously incurred by the Company's area developers are now incurred by the Company, and a severance charge of $1.5 million for terminated employees in the first quarter of 1998.

   For the two quarters ended July 12, 1998, the Company's primary capital requirements have consisted of store development, development and maintenance of its corporate infrastructure and investments in food production facilities. During the two quarters ended July 12, 1998, the Company expended $12.7 million on construction of new stores, a majority of which were opened during the fourth quarter of 1997, and on investments in food production facilities. In the prior comparable period, the Company expended $6.2 million related to corporate infrastructure and investments in food production facilities.

   Cash provided by financing activities was $1.8 million for the two quarters ended July 12, 1998. During this period, the Company borrowed $21.7 million and made $19.9 million in payments under its credit facilities. For the two quarters ended July 13, 1997, financing activities provided $135.0 million in cash, primarily from the issuance of convertible subordinated debt.

   The Company is party to a secured credit agreement with Bank of America National Trust and Savings Association and the lenders named therein (the "Credit Facility"), that consists of a secured term loan facility, under which $27.0 million was outstanding at July 12, 1998, and a $25.0 million secured revolving credit facility, of which $4.8 million was outstanding as of July 12, 1998. Amounts available under the $25.0 million revolving credit facility increase in increments through September 1998, and availability is subject to an incurrence test based on the ratio of senior indebtedness to cash flow. There was $12.5 million available to the Company under the Credit Facility as of July 12, 1998. The Credit Facility contains financial covenants that require maintaining certain minimum average weekly net sales levels and cash flow ratios.

   On June 25, 1998, the Company agreed to terminate its $50.0 million unsecured non-convertible revolving credit facility with Boston Chicken. There was no balance outstanding under the facility as of the termination date. See Note 3 of Notes to the Company's Consolidated Financial Statements.

   The Company's primary uses of capital for the remainder of 1998, other than providing working capital for normal operating expenses, are expected to consist primarily of satisfaction of current liabilities, expenditures related to building and opening new stores and refreshing existing stores, and payment of principal and interest on outstanding indebtedness. In the event the Company requires additional capital for working capital needs, there can be no assurance that the Company will be able to raise such capital on satisfactory terms, if at all. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 8.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The information set forth under Note 2 of the Company's Notes to Consolidated Financial Statements contained in Part I of this Form 10-Q is incorporated herein by reference thereto.


Item 2.  Changes in Securities

     (c) During the second quarter of 1998, the Company issued and sold 750,000 shares of the Company's common stock to Einstein/Noah Bagel Partners, L.P., its majority-owned subsidiary, for an aggregate purchase price of $2,924,500. Such shares were issued and sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting was held on May 21, 1998. The only matter voted upon at the meeting was the election of directors. The votes cast for and withheld for each individual nominated as a director were as follows:



          Director                   For         Withheld
          --------                   ---         --------
          Robert M. Hartnett         20,894,005    97,054
          J. Michael Jenkins         20,885,375   105,684
          M. Laird Koldyke           20,893,050    98,009
          Gail A. Lozoff             20,890,900   100,159
          John H. Muehlstein, Jr.    20,887,225   103,834
          David G. Stanchak          20,878,750   112,309


Item 6.   Exhibits and Reports on Form 8-K

          A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

          B. Reports on Form 8-K: During the second quarter ended July 12, 1998, the Company filed two current reports on Form 8-K dated May 6, 1998 and May 27, 1998. The Form 8-K dated May 6, 1998 reported under Item 5. (Other Events) the resignations of Scott A. Beck as Chairman of the Board and Jeffrey L. Butler as President, the naming of Robert M. Hartnett as Chairman of the Board and President and the election of J. Michael Jenkins as a director of the Company. The Form 8-K dated May 27, 1998 reported under Item
               5. (Other Events) Boston Chicken's announcement that it had retained financial advisors to assist it in evaluating a sale to one or more third parties of all or a portion of the shares of the Company's common stock owned by Boston Chicken.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EINSTEIN/NOAH BAGEL CORP.




Date:  August 25, 1998               /s/ Robert M. Hartnett
                              ----------------------------------------
                                         Robert M. Hartnett
                                       Chairman of the Board,
                                Chief Executive Officer and President

Date:  August 25, 1998               /s/ W. Eric Carlborg
                              ----------------------------------------
                                         W. Eric Carlborg
                                      Chief Financial Officer

                                 EXHIBIT INDEX

10.1* Amended and Restated Project and Approved Supplier Agreement dated May 1, 1998 among the Company, Harlan Bagel Supply Company, L.L.C. ("Harlan Bagel Supply"), Harlan Bakeries, Inc. ("Harlan Bakeries") and Hal P. Harlan, Hugh P. Harlan and Doug H. Harlan (the "Harlans").

10.2 Amended and Restated Option Agreement dated May 1, 1998 among the Company, Harlan Bagel Supply and the Harlans.

10.3 Amended and Restated Right of First Refusal Agreement among the Company, Harlan Bakeries and the Harlans.

10.4 Second Amendment dated June 25, 1998 to the Amended and Restated Accounting and Administrative Services Agreement between the Company and Boston Chicken, Inc. ("Boston Chicken").

10.5 Second Amendment dated June 25, 1998 to the Amended and Restated Computer and Communications Systems Services Agreement between the Company and Boston Chicken.

10.6 Termination Agreement dated June 25, 1998 between the Company and Boston Chicken terminating the Loan Agreement dated May 17, 1996, as amended, between the Company and Boston Chicken.

10.7 First Amendment to Office Sublease effective as of May 1, 1998 between the Company and Boston Chicken.

10.8 Letter agreement dated April 29, 1998 by and between the Company and Robert M. Hartnett (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 19, 1998).

10.9 Termination Agreement dated May 1, 1998 by and between the Company and Jeffrey L. Butler (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 19, 1998).

10.10     Severance Agreement dated May 8, 1998 between the Company and Robert
          M. Hartnett.

10.11 Severance Agreement dated May 8, 1998 between the Company and W. Eric Carlborg.

10.12 Severance Agreement dated May 8, 1998 between the Company and Gail A. Lozoff.

10.13 Severance Agreement dated May 8, 1998 between the Company and Paul A. Strasen.

27        Financial Data Schedule.

-------------------------------------------
*    Confidential treatment requested.