Form 10-Q
period 1998-10-04
EINSTEIN NOAH BAGEL CORP
filed 1998-11-17
CIK 1007184

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 4, 1998

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


Number of shares of common stock, $.01 par value per share, outstanding as of November 17, 1998: 33,270,535.

                           EINSTEIN/NOAH BAGEL CORP.

                                     INDEX




                                                                                             Page No.
                                                                                             -------
PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 28, 1997 and
                  October 4, 1998.............................................                     3

                  Consolidated Statements of Operations for the quarter and
                  three quarters ended October 5, 1997 and October 4, 1998....                     4

                  Consolidated Statements of Cash Flows for the three quarters
                  ended October 5, 1997 and October 4, 1998...................                     5

                  Notes to Consolidated Financial Statements..................                     6

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................                     8

PART II. OTHER INFORMATION

       Item 1.    Legal Proceedings...........................................                    12

       Item 6.    Exhibits and Reports on Form 8-K............................                    12

       Signature Page.........................................................                    13

       Exhibit Index..........................................................                    14

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                      December 28,   October 4,
                                                                          1997          1998
                                                                      -------------  -----------
                                                                                     (unaudited)

ASSETS
------

Current Assets:
  Cash and cash equivalents.........................................      $ 34,148     $  6,251
  Accounts receivable...............................................         1,593          922
  Inventories.......................................................         9,823        9,385
  Prepaid expenses and other current assets.........................           502          747
                                                                          --------     --------
     Total current assets...........................................        46,066       17,305

Property and Equipment, net.........................................       194,152      191,068
Goodwill, net.......................................................       360,155      357,048
Trademarks, net.....................................................        22,075       22,600
Recipes, net........................................................         7,202        6,574
Other Assets, net...................................................        13,478        8,179
                                                                          --------     --------
     Total assets...................................................      $643,128     $602,774
                                                                          ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:

  Accounts payable..................................................      $ 16,140     $ 13,042
  Accrued expenses..................................................        38,369       36,419
  Current portion of senior term loan...............................         6,000        6,000
                                                                          --------     --------
     Total current liabilities......................................        60,509       55,461

Revolving Credit Facility...........................................            --        1,200
Long-Term Portion of Senior Term Loan...............................        24,000       19,500
Convertible Subordinated Debentures.................................       125,000      125,000
Other Noncurrent Liabilities........................................        23,225       19,731
Minority Interest...................................................        80,048       75,396
Commitments and Contingencies
Stockholders' Equity:
  Preferred Stock - $.01 par value; 20,000,000 shares authorized;
     no shares issued and outstanding...............................            --           --
  Common Stock - $.01 par value; 200,000,000 shares authorized;
     issued: 33,333,246 shares in December and
     34,083,681 shares in October...................................           333          341
  Additional paid-in capital........................................       374,685      377,616
  Treasury stock, at cost (813,146 shares in December and October)..        (5,261)      (5,261)

  Accumulated deficit...............................................       (39,411)     (66,210)
                                                                          --------     --------
     Total stockholders' equity.....................................       330,346      306,486
                                                                          --------     --------
       Total liabilities and stockholders' equity...................      $643,128     $602,774
                                                                          ========     ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                   Quarter Ended         Three Quarters Ended
                                             ------------------------  ------------------------
                                             October 5,   October 4,   October 5,   October 4,
                                                1997         1998         1997         1998
                                             -----------  -----------  -----------  -----------

Revenue:
  Store revenue............................  $       --      $87,325      $ 2,103     $285,699
  Royalties and franchise-related fees.....      13,882           --       41,782           --
                                             ----------   ----------   ----------   ----------
     Total revenue.........................      13,882       87,325       43,885      285,699

Costs and Expenses:
  Store:
     Cost of products sold.................          --       29,559          704       98,038
     Salaries and benefits.................          --       26,789          609       89,458
     Other controllable costs..............          --        6,829          122       23,086
     Rent, occupancy and related costs.....          --        8,171          150       26,762
     Marketing expenses....................          --        3,625          126       11,082
     Depreciation and amortization.........          --        4,553           66       15,601
                                             ----------   ----------   ----------   ----------

       Total store costs and expenses......          --       79,526        1,777      264,027
  Non-Store:
     Salaries, benefits, general and
       administrative......................       3,096        7,149       12,887       30,008
     Depreciation and amortization
       (excluding goodwill amortization)...       1,061          823        3,039        2,644
     Goodwill amortization.................         458        2,463        1,541        8,172
                                             ----------   ----------   ----------   ----------
       Total non-store costs and expenses..       4,615       10,435       17,467       40,824
                                             ----------   ----------   ----------   ----------
       Total costs and expenses............       4,615       89,961       19,244      304,851
                                             ----------   ----------   ----------   ----------

Income (Loss) from Operations..............       9,267       (2,636)      24,641      (19,152)

Other Income (Expense):
  Interest income..........................         653            5        1,630          273
  Interest expense.........................      (2,146)      (2,694)      (3,696)      (9,162)
  Other....................................          --           (1)          --       (3,410)
                                             ----------   ----------   ----------   ----------
     Total other income (expense)..........      (1,493)      (2,690)      (2,066)     (12,299)
                                             ----------   ----------   ----------   ----------


Income (Loss) before Income Taxes and
  Minority Interest........................       7,774       (5,326)      22,575      (31,451)
Income Taxes...............................       2,410           --        6,919           --
Minority Interest in Loss of Subsidiary....          --         (893)          --       (4,652)
                                             ----------   ----------   ----------   ----------
Net Income (Loss)..........................     $ 5,364      $(4,433)     $15,656     $(26,799)
                                             ==========   ==========   ==========   ==========

Basic Earnings (Loss) per Share............        $.16        $(.13)        $.48        $(.81)
                                             ==========   ==========   ==========   ==========
Diluted Earnings (Loss) per Share..........        $.16        $(.13)        $.45        $(.81)
                                             ==========   ==========   ==========   ==========

Weighted Average Number of Common
  Shares Outstanding:
     Basic.................................      33,266       33,271       32,927       32,930
                                             ==========   ==========   ==========   ==========
     Diluted...............................      34,578       33,271       34,776       32,930
                                             ==========   ==========   ==========   ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                   Three Quarters Ended
                                                                  -----------------------
                                                                  October 5,   October 4,
                                                                     1997         1998
                                                                  ---------     ---------
Cash Flows from Operating Activities:

  Net income (loss)............................................   $  15,656     $(26,799)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.............................       4,646       26,417
     Provision for write-down of notes receivable..............          --        3,409
     Minority interest.........................................          --       (4,652)
     Warrant and option exercise...............................          48           --
     Deferred income taxes.....................................        (300)          --
     Changes in assets and liabilities:
       Accounts receivable.....................................     (10,021)         671
       Accounts payable and accrued expenses...................       8,341       (5,492)
       Deferred franchise revenue..............................      (1,030)          --

       Other assets and liabilities............................        (107)      (3,475)
                                                                  ---------     --------
          Net cash provided by (used in) operating activities..      17,185       (9,920)
                                                                  ---------     --------


Cash Flows from Investing Activities:
  Purchase of property and equipment...........................      (6,588)     (14,545)
  Proceeds from sale of assets.................................       3,600           --
  Purchase of other assets.....................................      (9,827)        (132)
  Issuance of notes receivable.................................    (299,808)          --
  Repayment of notes receivable................................     139,869           --
                                                                  ---------     --------
     Net cash used in investing activities.....................    (172,754)     (14,677)
                                                                  ---------     --------
Cash Flows Provided by Financing Activities:
  Proceeds from issuance of common stock.......................      10,350           --
  Borrowings under credit facilities...........................      62,200       47,100
  Repayments under credit facilities...........................     (62,200)     (50,400)
  Proceeds from convertible debt...............................     125,000           --
                                                                  ---------     --------
     Net cash provided by (used in) financing activities.......     135,350       (3,300)
                                                                  ---------     --------

Net Increase (Decrease) in Cash and Cash Equivalents...........     (20,219)     (27,897)
Cash and Cash Equivalents, beginning of period.................      50,741       34,148
                                                                  ---------     --------
Cash and Cash Equivalents, end of period.......................   $  30,522     $  6,251
                                                                  =========     ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The consolidated interim financial statements have been prepared by Einstein/Noah Bagel Corp. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of October 4, 1998 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information are included in the audited consolidated financial statements filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 28, 1997. The consolidated results of operations for the quarter and three quarters ended October 4, 1998 are not necessarily indicative of the results expected for the full year.



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

   The Company and certain of its current and former executive officers and directors, the underwriters in the Company's initial public offering and the Company's independent public accountants are defendants in a class action lawsuit filed in the United States District Court for the District of Colorado. In addition, an action was filed in state court in Jefferson County, Colorado, although such action has been stayed pending resolution of the federal case.
The complaints in such actions allege, among other things, that the Company and the other defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, as well as certain similar provisions of Colorado state law. The plaintiffs are seeking, among other things, an award of unspecified compensatory damages, interest and costs. Although the Company cannot predict the outcome of these lawsuits, the Company believes the complaints are without merit and is vigorously defending against the allegations made in the complaints. On February 10, 1998, the Company filed a motion to dismiss the complaint in the federal case.



3. RECLASSIFICATIONS

   Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


   CERTAIN STATEMENTS IN THIS FORM 10-Q UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF EINSTEIN/NOAH BAGEL CORP. (THE "COMPANY"), EINSTEIN/NOAH BAGEL PARTNERS, L.P., A MAJORITY-OWNED SUBSIDIARY OF THE COMPANY ("BAGEL PARTNERS"), AND EINSTEIN BROS.BAGELS AND NOAH'S NEW YORK BAGELS STORES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: COMPETITION; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT AND OPERATING COSTS; ADVERTISING AND PROMOTIONAL EFFORTS; BRAND AWARENESS; AVAILABILITY AND TERMS OF CAPITAL; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; THE COMPANY'S RELATIONSHIP WITH, AND BUSINESS OF, BOSTON CHICKEN, INC., THE COMPANY'S MAJORITY STOCKHOLDER ("BOSTON CHICKEN"); CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; ACHIEVEMENT OF DEVELOPMENT SCHEDULES; AVAILABILITY, LOCATIONS AND TERMS OF SITES FOR STORE DEVELOPMENT; FOOD, LABOR AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATION; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q. THE COMPANY CANNOT PREDICT WHICH FACTORS WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. IN ADDITION TO CONSIDERING STATEMENTS THAT EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES", "BELIEF", "EXPECTS", "PLANS", "ANTICIPATES", "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING.



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

   Prior to the date of the Transactions, the revenue reflected in the consolidated statements of operations were those generated by the Company as a lender, franchisor and service provider to the area developers. From and after the date of the Transactions, the consolidated statements of operations reflect all store revenue and operating results. Such results are adjusted in the "minority interest" line item to reflect the minority interest in Bagel Partners not owned by the Company. As a result of the Transactions, the operating results for the quarter and three quarters ended October 4, 1998 are not readily comparable to those for the quarter and three quarters ended October 5, 1997.

   As of October 4, 1998, Boston Chicken held approximately 51.0% of the common stock of the Company. In addition, Boston Chicken has an option that permits it to maintain ownership of shares of common stock having up to 52% of the voting power of all of the outstanding shares of capital stock of the Company having the power generally to vote in the election of directors. The Company and Boston Chicken are parties to various agreements, pursuant to which Boston Chicken has agreed to provide to the Company certain accounting and administration, and computer and communications services. Any interruption of these services could have a material adverse effect on the Company.

   On October 5, 1998, Boston Chicken announced that it and its Boston Market-related subsidiaries had filed for protection under Chapter 11 of the federal bankruptcy laws. The Company does not expect the filing to have a material adverse effect on the business, financial condition or results of operations of the Company. The business, operations and management of the Company are separate from Boston Chicken, as are the Company's relationships with its banks and vendors.

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



RESULTS OF OPERATIONS

   The Company's results of operations for the quarter and three quarters ended October 5, 1997 reflect the Company's operations primarily as a franchisor. As a result of the Transactions, the Company's results of operations for the quarter and three quarters ended October 4, 1998 reflect the results of the Company as the majority owner and operator of stores systemwide.

   Revenue. Total systemwide store net revenue increased 13.4% to $87.3 million for the quarter ended October 4, 1998 compared to $77.0 million for the prior comparable quarter. Total systemwide store net revenue increased 27.9% to $285.7 million for the three quarters ended October 4, 1998 from $223.4 million for the prior comparable period. The increase in systemwide store net revenue was due to an increase in the average number of stores in operation systemwide to 543 for the quarter ended October 4, 1998 from 510 for the quarter ended October 5, 1997 and an increase to 553 stores for the first three quarters of 1998 from 433 stores for the comparable 1997 period.

   Average systemwide weekly per store net sales ("WPSA") were $13,378 and $12,880 for the quarter and three quarters ended October 4, 1998, compared to $12,721 and $12,968 for the prior comparable periods. WPSA represents the weekly per store average revenue, after customer and employee discounts, for all stores open at the end of the periods presented. The increase in WPSA for the quarter ended October 4, 1998 compared to the prior comparable quarter was due to a new lunch menu and higher menu prices in the third quarter of 1998 and the closure of underperforming stores in the first and second quarters of 1998. The decrease in WPSA for the three quarters ended October 4, 1998 compared to the prior comparable period was due to lower revenue generated by Noah's New York Bagels stores during the 1998 period compared to the prior comparable period.

   Company store net revenue was $87.3 million for the quarter ended October 4, 1998. There were no Company stores in operation in the prior comparable quarter. Company store net revenue increased to $285.7 million for the three quarters ended October 4, 1998, compared to $2.1 million for the prior comparable period from stores subsequently sold to area developers. The increase was due to an increase in the average number of Company stores in operation to 553 for the three quarters ended October 4, 1998 from an average of five Company stores for the prior comparable period.

   As a result of the Transactions, the Company did not have any royalties and franchise-related fees for the quarter or three quarters ended October 4, 1998. Royalties and franchise-related fees were $7.6 million and $24.9 million for the quarter and three quarters ended October 5, 1997.

   Store Costs and Expenses. There were no Company stores in operation for the quarter ended October 5, 1997 and there was an average of five Company stores in operation for the three quarters ended October 5, 1997. Because of the significant change in the Company store base resulting from the transition to a Company-controlled system, the Company does not believe that store costs and expenses for the 1998 periods presented are readily comparable to the corresponding 1997 periods.

   Store costs and expenses increased to $264 million for the three quarters ended October 4, 1998 from $1.8 million for the prior comparable period. The increase in store costs and expenses was due to an increase in the number of Company stores resulting from the transition to a Company-controlled system. Store costs and expenses, as a percentage of store revenue, for the quarter ended October 4, 1998 were 91.0%. Store costs and expenses, as a percentage of store revenue, for the three quarters ended October 4, 1998 were 92.4%, compared to 84.5% for the prior comparable period. This increase was due to larger stores, more complex store configurations and higher food costs associated with different menu offerings for the three quarters ended October 4, 1998, compared to the prior comparable period. Store costs and expenses for the three quarters ended October 4, 1998 included approximately $0.8 million associated with the closing of a bagel production plant. Such increases were offset by a decrease in marketing expenses, as a percentage of store revenue, to 3.9% for the three quarters ended October 4, 1998 from 6.0% for the prior comparable period. Such decrease was the result of a change in marketing strategy.

   Salaries, Benefits, General and Administrative. Salaries, benefits, general and administrative expenses increased to $7.1 million for the quarter ended October 4, 1998 from $3.1 million for the prior comparable quarter. Salaries, benefits, general and administrative expenses increased to $30.0 million for the three quarters ended October 4, 1998 from $12.9 million for the prior comparable period. The increases were due to the transition to a Company-controlled system, under which expenses previously incurred by the Company's area developers are now reflected on the Company's consolidated financial statements. In addition, the Company incurred a severance charge of $1.5 million for terminated employees in the first quarter of 1998.

   Depreciation and Amortization. Non-store depreciation and amortization (excluding goodwill amortization) remained relatively consistent at $0.8 million for the quarter ended October 4, 1998, compared to $1.1 million for the prior comparable quarter and $2.6 million for the three quarters ended October 4, 1998, compared to $3.0 million for the prior comparable period. Goodwill amortization increased to $2.5 million for the quarter ended October 4, 1998 from $0.5 million for the prior comparable quarter and increased to $8.2 million for the three quarters ended October 4, 1998 from $1.5 million for the prior comparable period. The increases in goodwill amortization resulted from the Transactions.

   Other Expense. The Company incurred other expense of $2.7 million for the quarter ended October 4, 1998 compared to other expense of $1.5 million for the prior comparable quarter. The Company incurred other expense of $12.3 million for the three quarters ended October 4, 1998 compared to other expense of $2.1 million for the prior comparable period. The increases were due to the interest on the Company's convertible subordinated debentures issued in the second quarter of 1997 and a $3.4 million charge associated with the write-off of certain notes receivable in the second quarter of 1998.

   Minority Interest. The minority interest in losses of Bagel Partners was $0.9 million for the quarter ended October 4, 1998 and $4.7 million for the three quarters ended October 4, 1998.

   Income Taxes. Because of the uncertainty of utilizing the loss incurred in 1998, no income tax benefit was established.



LIQUIDITY AND CAPITAL RESOURCES

   Cash used in operations for the three quarters ended October 4, 1998 was $9.9 million compared to $17.2 million of cash provided from operations for the three quarters ended October 5, 1997. The increase in use of cash was due primarily to a net loss of $26.7 million for the three quarters ended October 4, 1998 compared to net income of $15.6 million for the prior comparable period. The primary reason for the net loss was the transition to a Company-controlled system, where costs previously incurred by the Company's area developers are now incurred by the Company. The use of cash also increased as the result of a reduction in accounts payable and other changes in working capital.

   For the three quarters ended October 4, 1998, the Company's primary capital requirements consisted of store development and refurbishment, development and maintenance of its corporate infrastructure and investments in food production facilities. During the three quarters ended October 4, 1998, the Company expended $14.5 million on construction of new stores, corporate infrastructure and investments in food production facilities. A majority of the expenditures on new store construction were made in the first quarter of 1998 for stores opened during the fourth quarter of 1997. For the three quarters ended October 5, 1997, the Company expended $6.6 million related to corporate infrastructure and investments in food production facilities.

   Cash used in financing activities was $3.3 million for the three quarters ended October 4, 1998. For the three quarters ended October 5, 1997, financing activities provided $135.0 million in cash, primarily from the issuance of convertible subordinated debt.

   The Company is party to a secured credit agreement with Bank of America National Trust and Savings Association and the lenders named therein (the "Credit Facility"), that consists of a secured term loan facility, under which $25.5 million was outstanding at October 4, 1998, and a $25.0 million secured revolving credit facility, of which $1.2 million was outstanding as of October 4, 1998. Amounts available under the $25.0 million revolving credit facility are subject to an incurrence test based on the ratio of senior indebtedness to cash flow. The Credit Facility contains financial covenants that require maintaining certain minimum average weekly net sales levels and cash flow ratios.

   The Company's primary uses of capital for the remainder of 1998, other than providing working capital for normal operating expenses, are expected to consist primarily of satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores, and payment of principal and interest on outstanding indebtedness. In the event the Company requires additional capital for working capital needs, there can be no assurance that the Company will be able to raise such capital on satisfactory terms, if at all.
SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 7.



YEAR 2000

   The Year 2000 issue is the result of computer programs written to identify the applicable year with two digits rather than four. As written, these program may identify the year "00" as 1900 rather than 2000, which could result in systems miscalculations or systems failure leading to potentially substantial business disruptions. The Company has adopted a comprehensive plan to identify and resolve its Year 2000 issues. The Company's Year 2000 plan consists of assuring that its information technology systems, provided by Boston Chicken under the terms of a computer and communications services agreement, are Year 2000 compliant. In addition, the Company has implemented a program to obtain assurances from its third party vendors that their businesses and systems will be Year 2000 compliant on a timely basis.

   Boston Chicken has informed the Company that the information technology systems it provides are, or will be by September 1999, Year 2000 compliant. Such systems include back office and point of sale store systems as well as financial, human resources, payroll and desktop systems utilized at the Company's Support Center. In addition to the public disclosure provided by Boston Chicken with respect to its Year 2000 compliance efforts, the Company receives periodic reports from Boston Chicken management relating to Year 2000 issues. In addition to the fees the Company pays to Boston Chicken under the computer and communications services agreement, the Company expects to incur capital expenditures of approximately $1.5 million, primarily to purchase Year 2000 compliant hardware. The Company intends to continue monitoring Boston Chicken's Year 2000 compliance efforts on a regular basis. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 7.

   The Company has also implemented a program to obtain third party vendor assurances of Year 2000 compliance. The Company is currently in the process of identifying all of its third party vendors and assessing the impact on the Company if vendors are not Year 2000 compliant. Management of the Company expects to meet with its most significant vendors, such as its bagel and cream cheese suppliers and its distribution vendor, by the end of 1998 to discuss their Year 2000 compliance plans. Substantially all other vendors, including the Company's landlords, equipment vendors, service providers, banks and utility companies, will receive letters from the Company requesting written assurance of Year 2000 compliance on a timely basis. The Company expects that substantially all third party vendor letters will be sent by mid-December 1998. Management will then evaluate all vendor responses and, if any response is deemed inadequate, will follow-up with letters, telephone calls and/or meetings with the applicable vendor. Throughout this process, management of the Company will assess both the likelihood of compliance by the vendor and the impact on the Company if it is determined that the vendor will not be compliant on a timely basis. To the extent that the Company determines that a significant vendor is not likely to be Year 2000 compliant in a timely manner, the Company intends to develop contingency plans, including obtaining alternative sources for any product or service material to maintaining uninterrupted business operations. The Company expects that its third party vendor compliance program, including the development and implementation of contingency plans, if necessary, will be complete by June 1999. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 7.

   The Company's Year 2000 compliance efforts involve a significant amount of time and effort by management and employees, the total cost of which is difficult to precisely estimate. The Company does not, however, anticipate that these costs will be material to the Company. The Company does not expect significant business disruptions arising from the failure of its third party vendors to be Year 2000 compliant on a timely basis; however, third party compliance efforts are not within the Company's control. There can be no assurance that all of the Company's material third party vendors will be Year 2000 compliant, or that the Company will successfully develop and implement satisfactory contingency plans on a timely basis. The occurrence of any such event could have a material adverse effect on the financial condition or results of operations of the Company. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 7.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The information set forth under Note 2 of the Company's Notes to Consolidated Financial Statements contained in Part I of this Form 10-Q is incorporated herein by reference thereto.



Item 6.  Exhibits and Reports on Form 8-K

     A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

     B. Reports on Form 8-K: During the third quarter ended October 4, 1998, the Company filed a current report on Form 8-K dated July 15, 1998. The Form 8-K reported under Item 5 that the Company had been notified that the Nasdaq Stock Market ("Nasdaq") had determined that the Company was not in compliance with certain listing requirements for continued listing of the Company's common stock on the Nasdaq National Market. Subsequent to the end of the third quarter, the Company filed a current report on Form 8-K dated October 13, 1998 announcing that as a result of a Nasdaq hearing held in August 1998, Nasdaq had notified the Company that the Company's common stock would begin trading on the Nasdaq Small Cap Market effective October 15, 1998.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              EINSTEIN/NOAH BAGEL CORP.




Date:  November 17, 1998
                                           /s/ Robert M. Hartnett
                                           -------------------------------------
                                                    Robert M. Hartnett
                                                  Chairman of the Board,
                                           Chief Executive Officer and President



Date:  November 17, 1998
                                           /s/ W. Eric Carlborg
                                           -------------------------------------
                                                      W. Eric Carlborg
                                                   Chief Financial Officer

                                 EXHIBIT INDEX


10.1 Second Amendment and Waiver dated as of October 4, 1998 to Amended and Restated Secured Credit Agreement dated as of November 21, 1997 among the Company, Bank of America National Trust and Savings Association, as Agent and Issuing Lender, General Electric Capital Corporation, as Co-Agent and the Lenders named therein.

10.2 Employment Agreement dated September 11, 1998 between the Company and Robert M. Hartnett.

27   Financial Data Schedule.