Form 10-K405
period 1998-12-27
EINSTEIN NOAH BAGEL CORP
filed 1999-03-26
CIK 1007184

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 27, 1998

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

                           14103 Denver West Parkway
                             Golden, CO 80401-4086
              (Address of principal executive offices) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ].

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $19,996,436 at March 22, 1999 (based on the closing sale price on the Nasdaq SmallCap Market on March 22, 1999, as reported by The Wall Street Journal (Western Edition)). At March 22, 1999, the registrant had issued and outstanding an aggregate of 34,083,681 shares of common stock (including 813,146 shares of common stock held by a subsidiary of the Company).

                      Documents Incorporated by Reference

Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 24, 1999 described in Part III hereof are incorporated by reference in this report.

                                    PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K under "Item 1. Business", "Item 3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-K, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Einstein/Noah Bagel Corp. (the "Company"), Einstein/Noah Bagel Partners, L.P., a majority-owned subsidiary of the Company ("Bagel Partners"), Einstein Bros(R) Bagels stores and Noah's New York Bagels(R) stores to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; the Company's relationship with Boston Chicken, Inc. ("Boston Chicken"), the Company's majority stockholder; changes in business strategy or development plans; achievement of development schedules; availability, locations, and terms of sites for store development; food, labor, and employee benefit costs; changes in government regulation; regional weather conditions; the Company's ability to implement new information technology systems; Year 2000 compliance of systems provided to the Company by Boston Chicken or other third party vendors; Year 2000 compliance of systems used by Company suppliers; and other factors referenced in this Form 10-K. The Company cannot predict which factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition to considering statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking.



ITEM 1.  BUSINESS

General

     References in this Form 10-K to the "Company" mean the Company, its predecessors and its and their subsidiaries, including Bagel Partners, unless the context otherwise requires. Einstein Bros.(R) and Noah's New York Bagels(R) are trademarks owned by the Company.

     The Company owns and operates specialty retail stores that feature fresh-baked bagels, proprietary cream cheeses, specialty coffees and teas, and creative soups, salads and sandwiches, primarily under the Einstein Bros. Bagels brand name and also under the Noah's New York Bagels brand name. The Company's primary brand, Einstein Bros. Bagels, was developed by the Company after it was formed in March 1995. The Noah's New York Bagels brand was acquired by the Company in February 1996. As of December 27, 1998, there were 546 Company stores in operation systemwide in 44 designated market areas ("DMAs"), 433 Einstein Bros. Bagels stores in 40 of such DMAs throughout the United States and 113 Noah's New York Bagels stores in four of such DMAs: northern California, portions of Los Angeles, Portland and Seattle/Tacoma. The Company also licenses one Einstein Bros. Bagels store located in a hotel in Phoenix, Arizona and one Noah's New York Bagels store located in the San Francisco International Airport. During fiscal 1998 the Company closed 43 stores and opened 15 new stores. Subsequent to the end of fiscal 1998, the Company closed ten stores and opened five new stores.

     In February 1999, the Company announced that it intended to test the Einstein Bros. Bagels concept in the Los Angeles area by converting three to five of the 39 Noah's New York Bagels stores in that area to the Einstein Bros. Bagels concept. If the test proves successful, the Company intends to convert the remaining Noah's New York Bagels stores in that market to the Einstein Bros. Bagels concept.

     During fiscal 1998 the Company focused primarily on improving store operations to increase same store sales and margins. The Company instituted programs to more effectively hire, train and incentivize store general managers, established consistent measurements of weekly store level performance, expanded menus to include new lunch and sweets offerings, increased menu prices, closed underperforming stores and began more aggressive in-store merchandising.

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

     The Company's stores also offer consumers a line of traditional and creative flavors of cream cheese and an extensive line of beverages featuring branded coffees and teas, fruit teas, bottled and fountain sodas, juices and waters. The menu also includes creative soups, salads and sandwiches offering customers a variety of lunch alternatives, as well as branded retail products that support the major menu categories, including ground and whole bean coffee, teas, bagel chips, coffee mugs and other items. Stores are typically in leased locations of approximately 2,000 square feet, substantial indoor seating and when practical, additional outdoor seating.

     The Company was incorporated in Delaware in February 1995 under the name Progressive Bagel Concepts, Inc. The Company's name was subsequently changed to Einstein/Noah Bagel Corp. in June 1996. The Company's principal executive offices are located at 14103 Denver West Parkway, Golden, Colorado 80401 and its telephone number is (303) 215-9300.

Loan Conversions and Area Developer Merger

     From November 1995 until December 1997, stores were developed and operated primarily by area developers funded in part through convertible loans made by the Company. The Company believes that its area developers substantially assisted the Company in accomplishing its goal of rapidly developing stores and brand awareness in targeted local markets to achieve market leadership.
However, as a result of the Company's decision in 1997 to slow new store development, the Company believed its business would be strengthened by focusing on a number of business objectives better accomplished through a Company-controlled system.

     After considering a number of alternative transactions, the Company's management recommended, and the board of directors of the Company approved, the conversion of its loans to its area developers into a majority equity interest in the area developers and the purchase of additional area developer equity interests. Accordingly, on December 5, 1997, four of the Company's five area developers merged into the surviving area developer now known as Einstein/Noah Bagel Partners, L.P. ("Bagel Partners"). As a result of the loan conversions and the area developer merger (together with certain related transactions, the "Transactions"), the Company owns approximately 78% of Bagel Partners, with the remaining minority interest owned by Bagel Store Development Funding, L.L.C. ("Bagel Funding") and management of the former area developers. Einstein/Noah Bagel Partners, Inc., a wholly-owned subsidiary of the Company, is the general partner of Bagel Partners (the "General Partner"). By reason of its holdings, the Company is able to control the affairs and policies of Bagel Partners, elect the board of directors of the General Partner and approve or disapprove any matter submitted to a vote of the partners of Bagel Partners, including a change in control of Bagel Partners.

     The Company believes that a Company-controlled system has allowed it to develop and refine its brands by unifying store operations and customer experience and has enhanced the Company's focus on store operations. In addition, a Company-controlled system has enabled the Company to reduce systemwide overhead, facilitate debt financing, improve tax efficiency and attract and retain qualified employees through unified performance incentives. Continued achievement of the foregoing benefits is dependent on a number of factors, many of which are beyond the control of the Company. See "Special Note Regarding Forward-Looking Statements" on page 2.

     While the Company believes it has realized certain benefits from the Transactions, the timing and extent of the benefits have not been as anticipated by management at the time of the Transactions. After operating and controlling the Einstein Bros. Bagels and Noah's New York Bagels stores acquired in the Transactions for one year, the Company, as part of its continual evaluation process, assessed the recoverability of certain long-lived assets and determined that they were impaired. The impairment was based primarily upon an evaluation of realized operating results, which were below those anticipated upon consummation of the Transactions, and current revenue growth and cash flow projections. As a result, the Company recorded an impairment of intangible assets and identifiable long-lived assets in 1998. See Note 13 of Notes to the Company's Consolidated Financial Statements.

Development Agreement

     The Company's development agreement with Bagel Partners currently provides for the development of ten stores in fiscal 1999. Subsequent to the end of fiscal 1998, five of these stores have been opened. The opening and success of stores are dependent on a number of factors, including the availability of suitable sites, the negotiation of acceptable lease or purchase terms for such sites, permitting and regulatory compliance, the ability to meet construction schedules, the ability to hire and train qualified personnel, the financial and other capabilities of the Company and general economic and business conditions. Not all of the foregoing factors are within the control of the Company. The financial resources required by the Company to achieve systemwide plans will be dependent upon, among other things, the number and cost of stores developed and store operating results. The cost to develop a prototype store ranges from approximately $350,000 to $450,000. There can be no assurance that the Company will have access to the financial resources necessary to achieve systemwide plans or that stores will be successfully developed and operated.

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

Vendors

     The Company is party to an agreement with Harlan Bagel Supply Company, L.L.C. ("Harlan") and the equity owners of Harlan. Under the agreement, Harlan has agreed to sell frozen bagel dough to the Company at a price equal to the cost of ingredients and packaging, a predetermined allowance for product losses and a fixed toll charge (which is subject to adjustment for inflation, changes in formulations, specifications or procedures required by the Company or failure of the Company to purchase certain minimum numbers of bagels). The Company leases to Harlan certain equipment owned by the Company. Harlan has granted to the Company an option to acquire all of the assets of Harlan at a formula price equal to a multiple of Harlan's profits from sales of products under the supply agreement. The option is exercisable through the term of the supply agreement or the equipment lease agreement (currently April 2005) in the event of a default under the equipment lease agreement or a default under Harlan's third-party loan agreements or other debt obligations.

     The Company has a long-term distribution agreement with Marriott Distribution Services, Inc. ("Marriott"), which provides for distribution of food, beverages and supplies to stores at a negotiated fixed mark-up above cost. The Company purchases the majority of its products and supplies from Marriott. Certain vendors have provided funds to the Company to be used for advertising, marketing and promotions.

     The Company may be subject to shortages or interruptions in supply caused by transportation strikes, adverse weather or other conditions which could adversely affect the quality, availability and cost of ingredients.

Trademarks and Other Proprietary Rights

     The Company owns a number of trademarks and service marks that have been registered with the United States Patent and Trademark Office, including Einstein Bros.(R) and Noah's New York Bagels(R). In addition, the Company has federal trademark applications pending for a number of trademarks and service marks, as well as the Einstein Bros. logo and certain other logos used by the Company. The Company has applied to register Noah's New York Bagels in more than 30 foreign countries and Einstein Bros. in approximately 70 foreign countries. Most of the applications pending in the United States and foreign countries were filed in 1995 and 1996. The Company has not yet obtained federal registrations for certain of the trademarks and service marks used in its business, and there can be no assurance that such registrations will be obtained.

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

Relationship with Boston Chicken

     On October 5, 1998, Boston Chicken, the owner of approximately 51% of the outstanding shares of common stock of the Company, filed a voluntary petition for protection under Chapter 11 of the Federal Bankruptcy Code. The Company understands that Boston Chicken is in the process of developing alternative reorganization plans. Depending on the terms of the reorganization plan ultimately submitted to and approved by the Bankruptcy Court, the shares of Company common stock owned by Boston Chicken may be transferred, sold or otherwise disposed of to one or more persons or entities. The Company does not believe that Boston Chicken's bankruptcy proceedings will otherwise materially affect the Company. Boston Chicken currently provides the Company with accounting and administration services and computer and communications services; however, the Company has advised Boston Chicken that during fiscal 1999 it intends to develop a business infrastructure that will permit it to perform those services independently of Boston Chicken. The Company and Boston Chicken have had discussions regarding this transition, although the terms on which the Company may be able to transition from the existing fee service agreements are not known at this time. The failure of the Company to negotiate acceptable transition terms, the inability to effect the transition on a timely basis or the interruption of services provided by Boston Chicken prior to the Company's development and implementation of a satisfactory business infrastructure could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000." See "Special Note Regarding Forward-Looking Statements" on page 2.

     Boston Chicken has an option (the "BCI Option") to maintain ownership of shares of common stock of the Company having up to 52% of the voting power of all of the outstanding shares of capital stock of the Company having the power generally to vote in the election of directors. The BCI Option is exercisable at a per share exercise price equal to (i) the weighted average price per share at which the Company's common stock is issued or sold in a transaction pursuant to which the BCI Option becomes exercisable, in the case of a transaction in which such price per share is readily ascertainable, or (ii) in all other cases, the average of the closing sale prices for the common stock on the Nasdaq National Market (or such other principal exchange or market on which the common stock may then be trading) for the five trading days ending on the fifth trading day prior to the date of the transaction pursuant to which the BCI Option becomes exercisable. The BCI Option terminates if (i) Boston Chicken sells or transfers shares of the Company's common stock and as a result owns less than a majority of the then outstanding shares of the Company's voting stock or (ii) the percentage of outstanding shares of voting stock of the Company owned by Boston Chicken is reduced below 50% other than as a result of Boston Chicken's voluntary sale or transfer of shares of the Company's common stock and Boston Chicken fails to acquire a sufficient number of shares of common stock so that it owns at least a majority of the then outstanding shares of voting stock of the Company by July 31 of the calendar year next following the calendar year in which such reduction occurs. In addition, the percentage ownership level of 52% is subject to reduction to the extent voluntary sales or transfers by Boston Chicken reduce its ownership of the outstanding shares of voting stock of the Company to less than 52% but do not otherwise result in termination of the BCI Option. In determining the percentage ownership of the voting stock of the Company owned by Boston Chicken for purposes of the BCI Option, the following shares are excluded: (i) shares of the Company's common stock subject to options granted by Boston Chicken and its subsidiaries prior to the date of the agreement, (ii) any shares of common stock held by officers, directors or employees of Boston Chicken, and (iii) any shares of common stock held by any person or entity that would not be counted under generally accepted accounting principles in determining whether Boston Chicken owns a majority of the voting stock for consolidated financial statement purposes. Pursuant to such calculation, as of December 27, 1998, Boston Chicken had the right to purchase 2,124,579 shares of common stock of the Company at prices ranging from $3.87 to $30.75 per share. Boston Chicken also has five demand and unlimited piggyback registration rights under the Securities Act of 1933, as amended (the "Securities Act"), with respect to shares of the Company's common stock owned by Boston Chicken.

     The Company previously had an unsecured subordinated, non-convertible credit facility with Boston Chicken providing for borrowings of up to $50.0 million. There was no balance outstanding under the facility during fiscal 1998. Interest on loans made under the credit facility was based on the reference rate of the Bank of America National Trust and Savings Association, plus 1.5%, and any borrowings outstanding were required to be repaid by June 15, 2003. In June 1998, the Company and Boston Chicken agreed to terminate such credit facility.

     In June 1998, the Company and Boston Chicken amended the agreements pursuant to which Boston Chicken provides the Company with accounting and administration services and computer and communications services. Those agreements were amended to reduce the amount of fees payable by the Company for such services. In addition, Boston Chicken subleases to the Company approximately 26,450 square feet of office space (and certain common areas, including parking areas) for the Company's support center located in Golden, Colorado. The sublease currently provides for rental payments of $27,000 per month and has an initial term expiring in December 2001. During fiscal 1998, the Company paid Boston Chicken an aggregate of approximately $7.4 million pursuant to such agreements.

Employees; Labor Matters

     In connection with the Transactions, the Company offered employment to all of the employees of Bagel Partners. Pursuant to the services agreement dated December 15, 1997 between the Company and Bagel Partners, the Company provides to Bagel Partners the services of such employees and certain other employees hired by the Company and Bagel Partners reimburses the Company for the cost of such employees. As of March 22, 1999, the Company had approximately 11,700 employees, of which approximately 11,435 were store-level employees.

     Certain operations of the Company conducted in northern California under the Noah's New York Bagels brand have from time to time been the subject of union organizing activities. Two stores in the San Francisco Bay area are currently in union contract negotiations. Union affiliation may have a negative impact upon employee relations and labor costs.

Executive Officers

     Set forth below are the names and ages of the executive officers of the Company, the positions they hold with the Company, and summaries of their business experience. Executive officers are elected by, and serve at the discretion of the Board of Directors. The executive officers of the Company are as follows:

     Robert M. Hartnett, age 47, became Chief Executive Officer and a director of the Company in February 1998, and he became President and Chairman of the Board of the Company in May 1998. Mr. Hartnett has also served as Vice President-Eastern Zone of the General Partner of Bagel Partners since December 1997. From March 1996 to February 1998, Mr. Hartnett served as President and Chief Executive Officer of one of the Company's former area developers. From August 1992 until March 1996, Mr. Hartnett was Chief Executive Officer of R&A Foods, L.L.C., an area developer of Boston Chicken.

     Paul J. B. Murphy III, age 44, became Executive Vice President - Operations of the Company in March 1998. From December 1997 to March 1998, Mr. Murphy served as Senior Vice President - Operations of the Company and from July 1996 until December 1997, he was Chief Operating Officer of one of the Company's former area developers. Prior to that time, he was Director of Operations of R&A Foods, L.L.C., an area developer of Boston Chicken, from August 1992 until July 1996. Before that, Mr. Murphy spent 11 years with S&A Restaurants, owner and operator of Steak & Ale and Bennigans restaurants. In his most recent position, he was an Area Manager responsible for Bennigans restaurants in Texas and New Mexico.

     W. Eric Carlborg, age 35, became Chief Financial Officer in April 1997. Prior thereto he was Senior Vice President-Finance of the Company since July 1996. From October 1995 through June 1996, he was Vice President of Alignment and Planning of Boston Chicken. Prior to that time, Mr. Carlborg served as Vice President-Corporate Finance of Merrill Lynch from January 1994 to October 1995.

     Gail A. Lozoff, age 48, became Chief Marketing Officer of the Company in March 1998 and has been a director of the Company since April 1995. From October 1997 until March 1998, Ms. Lozoff served as Chief Concept Officer of the Company. From September 1996 until October 1997, Ms. Lozoff served as a Vice President of the Company and from April 1995 until September 1996, she served as Vice President-Design and Merchandising of the Company. Prior to that time, Ms. Lozoff was President and Chief Executive Officer of Bagel & Bagel, Inc. from May 1992 until 1995.

     Paul A. Strasen, age 42, has been a Senior Vice President of the Company since February 1997 and has been General Counsel of the Company since April 1995. Mr. Strasen has also served as a Vice President of the General Partner of Bagel Partners since December 1997 and was a Senior Vice President of Boston Chicken from May 1997 until December 1997. From April 1995 to February 1997, he was a Vice President of the Company. Prior to that time, he was a partner at the Chicago law firm of Bell, Boyd & Lloyd from 1988 to April 1995.

     Paula E. Manley, age 45, has been a Vice President of the Company since February 1998 and became Vice President - Operations Finance, Controller and Assistant Secretary in October 1998. From October 1996 to January 1998, Ms. Manley was Chief Financial Officer of one of the Company's former area developers. Prior to that time, Ms. Manley served as Real Estate Manager for the Franchise Division of Burger King Corp. from October 1994 to October 1996 and as Controller of that division from January 1990 to October 1994.

ITEM 2.  PROPERTIES

     The Company leases its support center facility (containing its principal executive offices and test bakery) in Golden, Colorado, which consists of approximately 26,450 square feet of office space (and certain common areas, including parking areas), from Boston Chicken. The Company and its subsidiaries also lease sites for stores and commissaries. While the Company expects to continue to lease sites in the future, the Company may also purchase land and/or buildings for stores and commissaries to the extent acceptable terms are available.

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

     The Company also leases a 54,640 square-foot dough production facility in Whittier, California.

     In some cases, the Company remains legally obligated on leases for stores or commissaries that have been closed, either because the Company has assigned its rights under the lease without termination of the lease or because the Company has subleased such sites. As of March 22, 1999 the Company had entered into 12 such lease assignments and 20 such subleases.

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

     The Company and certain of its current and former officers and directors have entered into an agreement to settle a class action lawsuit brought against them in the United States District Court for the District of Colorado and in state court in Jefferson County, Colorado. The complaints allege, among other things, that the Company and the other defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, as well as certain similar provisions of Colorado state law. The settlement does not include the claims pending in the lawsuit against the underwriters in the Company's public offerings of common stock in August 1996 and November 1996 (the "Underwriters") and against the Company's independent public accountants.

     The settlement of the litigation is being funded with proceeds of director and officer liability insurance policies and is subject to certain customary conditions, including final approval of the United States District Court for the District of Colorado where the lawsuit is pending. As also required by the settlement agreement, the United States Bankruptcy Court for the District of Arizona which has jurisdiction over the Chapter 11 bankruptcy case of Boston Chicken has granted relief from the automatic stay in effect in the Boston Chicken bankruptcy case to permit the settlement to be funded with proceeds of the insurance policies, which cover directors and officers of both Boston Chicken and the Company.

     The Underwriters have requested that the Company indemnify them against any damages, costs and expenses they may incur in the litigation (including amounts paid in settlement thereof). The Company's director and officer liability insurance policies do not cover any amounts the Company may be obligated to pay in connection with the indemnification claim. Although the Company cannot predict the outcome of the lawsuits against the Underwriters and the independent public accountants, the Company believes that the complaints are without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998.

                                    Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On October 15, 1998, the Company's common stock began trading on the Nasdaq SmallCap Market. Prior to that time the Company's common stock was traded on the Nasdaq National Market.

     The following table sets forth the high and low sales prices of the common stock during each of the Company's 1997 and 1998 fiscal quarters, as quoted on the Nasdaq National Market or Nasdaq SmallCap Market, as reported by The Wall Street Journal (Western Edition).

                                                                High                 Low
1997
----
First Quarter                                                  $33.750             $17.000
Second Quarter                                                  21.750               8.750
Third Quarter                                                   15.000              10.000
Fourth Quarter                                                  11.750               5.000
1998
----
First Quarter                                                  $ 6.875             $ 3.500
Second Quarter                                                   6.250               3.250
Third Quarter                                                    4.250               1.094
Fourth Quarter                                                   3.625               0.938

     On March 22, 1999, the last reported sale price of the common stock on the Nasdaq SmallCap Market was $1.31 per share. As of March 22, 1999, there were approximately 703 record holders of the common stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial and store data for the Company. This data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8 hereof and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 hereof. Income (loss) from operations includes a $26.6 million write-off of intangible assets during the 1995 period, an $18.2 million charge associated primarily with the Transactions during fiscal year 1997, and a $212.4 million charge for impairment of store fixed assets, goodwill and other intangible assets during fiscal year 1998.

                                                Period from
                                              March 24, 1995
                                                (inception)                   Fiscal Year Ended
                                                  through       -----------------------------------------------
                                                December 31,    December 29,     December 28,     December 27,
                                                    1995            1996             1997             1998
                                               ---------------  ------------  ------------------  -------------
                                                  (In thousands, except per share data and number of stores)
Consolidated Statements of Operations Data:
Revenue:
  Store revenue..............................        $ 25,685       $ 35,803           $ 28,436      $ 371,919
  Royalties and franchise-related fees.......             671         19,918             28,286              0
  Interest income from franchisees...........              67          5,986             21,566              0
                                                     --------       --------           --------      ---------
    Total revenue............................          26,423         61,707             78,288        371,919
Income (loss) from operations................         (43,152)        10,039              3,664       (234,885)
Net income (loss)............................         (43,716)         5,707             (1,402)      (203,927)
Basic earnings (loss) per share..............           (7.87)          0.29              (0.04)         (6.18)
Diluted earnings (loss) per share............           (7.87)          0.27              (0.04)         (6.18)
Weighted average number of common
  shares outstanding:
    Basic....................................           5,570         19,286             32,956         33,024
    Diluted..................................           5,570         21,023             32,956         33,024

Store Data (unaudited):
Systemwide net revenue.......................        $ 26,410       $138,251           $302,995      $ 371,919
Company-owned stores.........................              47             14                574            546
Area developer stores........................              13            301                  0              0
                                                     --------       --------           --------      ---------
Number of stores at end of year..............              60            315                574            546
                                                     ========       ========           ========      =========

Consolidated Balance Sheet Data:
Total assets.................................        $ 50,299       $332,418           $643,128      $ 375,142
Long-term debt...............................          58,875              -            149,000        143,000
Stockholders' equity (deficit)...............         (20,994)       315,517            330,346        129,358

                             Predecessor Companies

     The summary historical combined financial data shown below represent the financial data of the Company's predecessors: Brackman Brothers, Inc. ("Brackman"), Bagel & Bagel, Inc. ("Bagel & Bagel") and Offerdahl's Bagel Gourmet, Inc. ("Offerdahl's"). The financial data for the period ended March 31, 1995 include the results of operations of the predecessors through their respective dates of acquisition, which were March 24, 1995 for Brackman and Bagel & Bagel and March 31, 1995 for Offerdahl's. The financial information is presented on the historic cost basis of each of the predecessors. The basic and fully diluted earnings (loss) per share and the weighted average number of common shares outstanding during the period have not been presented for these periods because the Company believes this information is not meaningful. Subsequent to the acquisition of these predecessors, the Company sold substantially all of their assets. Accordingly, the Company does not believe that such operating results are meaningful or are indicative of future operating results of the Company.

                                                                Period from
                                                              January 1, 1995
                                                 Year ended       through
                                                December 31,     March 31,
                                                    1994            1995
                                                ------------  ----------------
                                                        (in thousands)
     Combined Statements of Operations Data:
       Total revenue..........................       $19,158           $5,882
       Income from operations.................         1,452               39
       Net income (loss)......................           696             (158)

     Combined Balance Sheet Data:
       Total assets...........................       $ 9,511
       Long-term debt.........................         2,822

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     From November 1995 until December 1997, stores were developed and operated primarily by area developers of the Company. The area developers were funded in part through convertible loans made by the Company. The Company believes that its area developers substantially assisted the Company in accomplishing its goal of rapidly developing stores and brand awareness in targeted local markets to achieve market leadership. However, as a result of the Company's decision in 1997 to slow new store development, the Company believed its business would be strengthened by focusing on a number of business objectives better accomplished through a Company-controlled system.

     After considering a number of alternative transactions, the Company's management recommended, and the board of directors of the Company approved, the conversion of its loans to its area developers into a majority equity interest in the area developers and the purchase of additional area developer equity interests. Accordingly, on December 5, 1997, four of the Company's five area developers merged into the surviving area developer now known as Einstein/Noah Bagel Partners, L.P. ("Bagel Partners"). As a result of the loan conversions and the area developer merger (together with certain related transactions, the "Transactions"), the Company owns approximately 78% of Bagel Partners, with the remaining minority interest owned by Bagel Store Development Funding, L.L.C. and management of the former area developers.

     While the Company believes it has realized certain benefits from the Transactions, the timing and extent of the benefits have not been as anticipated by management at the time of the Transactions. After operating and controlling the Einstein Bros. Bagels and Noah's New York Bagels stores acquired in the Transactions for one year, the Company, as part of its continual evaluation process, assessed the recoverability of certain long-lived assets and determined that they were impaired. The impairment was based primarily upon an evaluation of realized operating results, which were below those anticipated upon consummation of the Transactions, and current revenue growth and cash flow projections. As a result, the Company recorded an impairment of intangible assets and identifiable long-lived assets in 1998. See Note 13 of Notes to the Company's Consolidated Financial Statements. In addition, during 1998 the Company closed 43 underperforming stores acquired in the Transactions.

     As of March 22, 1999, Boston Chicken held approximately 51% of the voting stock of the Company. In addition, Boston Chicken has an option that permits it to maintain ownership of shares of common stock having up to 52% of the voting power of all of the outstanding shares of capital stock of the Company having the power generally to vote in the election of directors. See "Item 1. Business -- Relationship with Boston Chicken."

     The Company and Boston Chicken are parties to various fee service agreements, pursuant to which Boston Chicken provides to the Company certain accounting and administration and computer and communications services. In January 1999, the Company's management informed Boston Chicken that the Company intended to develop a business infrastructure that will permit it to perform those services independently. The Company and Boston Chicken have had discussions regarding this transition, although the terms on which the Company may be able to transition from the existing fee service agreements are not known at this time. The failure of the Company to negotiate acceptable transition terms, the inability to effect the transition on a timely basis or the interruption of services provided by Boston Chicken prior to the Company's development and implementation of a satisfactory business infrastructure could have a material adverse effect on the Company. See "Special Note Regarding Forward-Looking Statements" on page 2.

     In connection with the development of a business infrastructure, in February 1999 the Company entered into license and support service agreements with a third-party software vendor to obtain a license and support services for enterprise systems (consisting of financial, human resources and payroll systems). The Company has also entered into an agreement with a third-party consulting group that will assist the Company in the implementation of the new systems. The Company currently anticipates that the financial systems will begin operating in the third quarter of fiscal 1999 and that the human resources and payroll systems will begin operating at the beginning of fiscal 2000.

     The Company has also commenced negotiations to obtain from several third-party vendors licenses for back office and point-of-sale store systems and support services for those systems, and it anticipates entering into negotiations to obtain other licenses and support services required in the operation of its business. The Company has also begun to hire additional support center employees to provide the various accounting, administrative and systems support services that are currently provided by Boston Chicken, including human resources administration, benefits administration, risk management, payroll, accounts payable, fixed assets, treasury, and systems administration and support.

     The transition to a business structure and systems that are independent of Boston Chicken will require the dedication of significant management resources and may distract attention from the day-to-day business of the Company, which could adversely affect the Company's business and operating results. In addition, there can be no assurance that the new systems will be implemented in a timely fashion or that the cost of such implementation will not exceed the amount estimated by the Company. The failure to implement such systems in a timely manner or at the budgeted cost could have a material adverse effect on the Company. There can also be no assurance that the Company will be able to hire and train sufficient qualified personnel to perform the required services in a timely manner and on acceptable terms. See "Special Note Regarding Forward-Looking Statements" on page 2.

Results of Operations

     As a result of the Transactions, the revenue generated by the Company as a lender, franchisor and service provider to the area developers prior to the date of the Transactions is eliminated in consolidation and replaced with store revenue and operating expenses from and after the date of the Transactions. The foregoing results are adjusted in the "minority interest" line item to reflect the minority interests not owned by the Company. As a result of the Transactions, the operating results for the 1998 fiscal year and later periods will not be readily comparable to those for prior fiscal years.

  Fiscal year ended December 27, 1998 compared to fiscal year ended December 28, 1997

     The Company's results of operations for fiscal year ended December 27, 1998 reflect the Company's first full year of operations as the majority owner and operator of stores systemwide.

     Revenue. Total systemwide net revenue increased 22.7% to $371.9 million for 1998 compared to $303.0 million in the prior year. The increase in systemwide net revenue was due to an increase in the average number of stores and average net weekly per store sales. The average number of stores in operation were 551 compared to 458 in the prior year. Average net weekly per store sales were $13,103 compared to $12,980 in the prior year. Average net weekly per store sales represents weekly per store average revenue, after customer and employee discounts, for all stores open at the end of the periods presented. The increase in average net weekly per store sales was due to a higher proportion of mature stores in comparison to the prior year and to the effect of several Company initiatives, including a new lunch menu, higher menu prices, closure of underperforming stores, and focus on improved store level operations. These Company initiatives were instituted earlier, and have to date proven more effective, in the Company's Einstein Bros. Bagels concept than in its Noah's New York Bagels concept, and they were offset by declines due to less marketing spending and lower per store revenue generated by the Noah's New York Bagels stores.

     The increase in Company store revenue along with the decline in royalties and franchise-related fees was due to an increase in average number of Company stores as a result of the Transactions.

     Store Costs and Expenses. Total store costs and expenses increased to $342.5 million for 1998 compared to $29.1 million in the prior year, due to an increase in average number of Company stores as a result of the Transactions.

     While line by line comparisons may not meaningful as a result of the Transactions, the Company believes that overall store performance improved in 1998, compared to the performance of the stores in 1997 following the Transactions. This improvement was illustrated by the increase in average net weekly per store sales, mentioned above, in addition to the positive margin generated from store revenue less store costs and expenses compared to the negative margin generated in the prior year. However, the improvement in store level revenue growth and cash flow did not meet the Company's expectations at the time of the Transactions.

     Salaries, Benefits, General and Administrative. Salaries, benefits, general and administrative expenses increased to $37.6 million compared to $27.9 million in the prior year, due primarily to an increase in the number of company employees as a result of the Transactions. Salaries, benefits, general and administrative expenses previously paid by the Company's area developers are now reflected in the Company's consolidated financial statements. Salaries, benefits, general and administrative expenses include $2.3 million for severance charges incurred in 1998 in connection with the elimination of certain positions, primarily at the Company's support center.

     Impairment of Long-Lived Assets. In 1998, as part of the Company's ongoing evaluation of long-lived assets, management made an assessment of the recoverability of certain long-lived assets. As a result of such assessment, the Company recorded an impairment of intangible assets and identifiable long-lived assets aggregating $212.4 million in 1998, consisting of the following amounts: $125.5 million - goodwill, $20.4 million - trademarks and copyrights, $3.7 million - capitalized recipes and $62.8 million - property and equipment. See Note 13 of Notes to the Company's Consolidated Financial Statements.

     In 1997 the Company recognized an impairment loss on various long-lived assets of $10.8 million, resulting primarily from the closure of a bagel dough production facility and the conversion to a Company-controlled system. The assets subject to the impairment loss had a net book value of $11.6 million before the impairment loss.

     Useful Lives of Long-Lived Assets. In 1998, as part of the Company's ongoing evaluation of long-lived assets, management evaluated the useful lives of goodwill and trademarks. The evaluation was made after the Company had operated and controlled the Einstein Bros. Bagels and Noah's New York Bagels stores acquired in the Transactions for a period of one year. Based primarily upon the assessment of realized operating results, which were below those anticipated upon consummation of the Transactions, and current revenue growth and cash flow projections, the Company concluded that 20 years would be a more accurate estimate of useful lives for goodwill and trademarks than the 35-year and 30-year periods previously used for goodwill and trademarks, respectively. The new useful life of 20 years is effective on a prospective basis beginning in 1999. Based upon balances as of December 27, 1998, this would result in annual amortization related to goodwill and trademarks of $11.7 million and $0.1 million, respectively. See Note 2 of Notes to the Company's Consolidated Financial Statements.

     Other Expense.   The Company incurred other expense of $14.9 million for
1998 compared to $4.1 million in the prior year, due primarily to increased interest expense from the Company's outstanding subordinated debt being outstanding for the entire year and a higher average amount of bank facility debt, together with the write-off of $3.4 million notes receivable from a stockholder.

     Minority Interest. The minority interest in losses of Bagel Partners was $46.1 million in 1998, compared to $4.0 million in the prior year. This increase was due to greater losses incurred in the current year.

     Income Taxes. The Company had a $0.2 million income tax expense in 1998, consisting of state and local taxes.

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

     Revenue. Total systemwide net revenue increased 119.2% to $303.0 million for 1997 compared to $138.3 million in the prior year. The increase in systemwide net revenue was due to an increase in the number of stores in operation systemwide offset by lower average net weekly per store sales. The lower average net weekly per store sales were due to a lower proportion of mature stores in the system in 1997 compared to the prior year.

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

     Store Costs and Expenses. Total store costs and expenses were $29.1 million for 1997 compared to $29.7 million in the prior year. Total store expenses in 1996 represented primarily expenses for stores prior to their sale to area developers; expenses in 1997 represented expenses incurred primarily by Company stores after the Transactions.

     Salaries, Benefits, General and Administrative. Salaries, benefits, general and administrative expenses were $27.9 million in 1997 compared to $17.7 million in the prior year, due primarily to an increase in the number of employees, an increase in expenditures at the Company's support center necessary to support systemwide expansion and a charge of $7.4 million associated primarily with the Transactions.

     Impairment of Long-Lived Assets. In 1997 the Company recognized an impairment loss on various long-lived assets of $10.8 million, resulting primarily from the closure of a bagel dough production facility and the conversion to a Company-controlled system. The assets subject to the impairment loss had a net book value of $11.6 million before the impairment loss.

     Other Expense. The Company incurred other expense of $4.1 million for 1997 compared to $4.3 million in the prior year.

     Minority Interest. The minority interest in losses of Bagel Partners was $4.0 million in 1997 as a result of the Transactions.

     Income Taxes. The Company had a $5.0 million income tax expense in 1997 resulting primarily from certain non-deductible intangible amortization and the uncertainty associated with the realization of its deferred tax asset.

Liquidity and Capital Resources

     The Company's primary sources of capital have been from issuances of equity and debt securities, borrowings under the Company's revolving credit facility and internally generated cash from operations. In 1998, $12.5 million of cash was used in operations, compared to $27.7 million of cash provided from operations in 1997. The decrease in cash from operations was a result of the Transactions, because cash previously used in area developer operations is now used in Company operations. Cash provided from operations in 1997 totaled $27.7 million, an increase of $21.2 million from the cash provided from operations in 1996 of $6.5 million. The increase was due primarily to an increase in royalties and franchise-related fees and interest income from loans to area developers attributable to the larger base of franchise stores operating in 1997 compared to 1996.

     In 1998, $0.4 million of net cash was used in financing activities, resulting from repayments under the Company's term loan facility and borrowings under the Company's revolving credit facility. As of December 27, 1998, the Company had $3.8 million available in cash and cash equivalents. At December 27, 1998, a $24.0 million term loan and a $5.6 million revolving loan were outstanding under the Company's secured bank credit facility with Bank of America National Trust and Savings Association and two other lenders. The bank credit facility consists of a term loan facility (originally in the amount of $30.0 million) and a $25.0 million revolving credit facility. The bank credit facility contains financial covenants that require the Company to maintain minimum average weekly net sales levels and to comply with ratios of system cash flow to senior indebtedness and pro forma fixed charges. As of December 27, 1998, the Company had $25.0 million available from its revolving credit facility. See Note 6 of Notes to the Company's Consolidated Financial Statements.

     Cash provided from financing activities totaled $158.7 million in 1997. In May 1997, the Company completed a private offering of $125.0 million principal amount of 7 1/4% convertible subordinated debentures due 2004. As of December 28, 1997, the Company had $34.1 million available in cash and cash equivalents.

     During 1996, the Company borrowed $80.0 million from Boston Chicken under a convertible secured loan agreement, resulting in a $120.0 million outstanding balance. In June 1996, Boston Chicken converted the entire $120.0 million balance of convertible debt into 15,307,421 shares of common stock of the Company. Also during 1996, the Company raised $174.6 million from the sale of approximately 8,670,000 shares of its common stock. At December 29, 1996, there was no balance outstanding under the Company's credit facility.

     In 1998, the Company's primary uses of capital, other than providing working capital for normal operating expenses, consisted of satisfaction of current liabilities (including liabilities incurred in closing stores and severance obligations incurred in reducing overhead), expenditures related to building and opening new stores and retrofitting existing stores, and payment of principal and interest on outstanding indebtedness.

     Prior to 1998, the Company's primary use of capital consisted of providing partial financing to its area developers for use in rapid store development and working capital needs. Net loan advances to area developers were $190.0 million in 1997 (consisting of $359.2 million of loan advances, net of $169.2 million of loan repayments) and $137.3 million in 1996 (consisting of $206.8 million of loan advances, net of $69.5 million of loan repayments). The majority of the loan advance and repayment activity reflects the revolving nature of the loans; that is, amounts were drawn and repaid on a regular basis to optimize cash management. The increase in loan advances was attributable to the increase in the number of area developer stores opened in 1997 compared to 1996.

     In addition to providing funding to its area developers, the Company's capital requirements in 1997 and 1996 consisted of store acquisition and development, development of its corporate infrastructure, which supports systemwide expansion, and investments in food production facilities. In 1997, the Company expended $8.2 million on its corporate infrastructure and investments in food production facilities compared to $10.1 million in 1996. In 1996, the Company expended $107.9 million on store acquisition and development, including the acquisition of all the capital stock of Noah's New York Bagels, Inc. for $100.9 million. The Company generated $3.6 million in 1997 and $49.9 million in 1996 from the sale of stores to newly formed area developers. There were no material gains or losses recognized as a result of these sales.

     The Company's primary uses of capital in 1999, other than providing working capital for normal operating expenses, are expected to consist primarily of satisfaction of current liabilities, expenditures related to the development of business infrastructure and systems, including the acquisition of hardware, software licenses, maintenance and support for enterprise and store systems, expenditures related to building and opening a small number of new stores and refurbishing existing stores, and payment of principal and interest on outstanding indebtedness. The Company estimates that the aggregate cost associated with acquiring and implementing new enterprise systems will be approximately $3.0 million (of which approximately $750,000 has been incurred) and that the capital cost associated with upgrading store systems to become Year 2000 compliant will be approximately $1.6 million, primarily to purchase hardware that will accommodate Year 2000 compliant software. In addition, the Company expects to incur additional capital costs in obtaining ownership of software licenses, including licenses for back office and point-of-sale store systems, and additional operating expenses in building and operating a business infrastructure to perform services that to date have been provided to the Company by Boston Chicken. Moreover, until such time as the Company's fee service agreements with Boston Chicken expire or are terminated, the Company will continue to be obligated to pay fees to Boston Chicken under those agreements in addition to paying the expenses of building and operating its own infrastructure.

     The Company's primary sources of capital in 1999 are expected to consist primarily of internally generated cash from operations and borrowings under the Company's revolving credit facility. The Company anticipates the expected sources of capital will be sufficient to fund the expected uses. In the event the Company requires additional capital for the foregoing purposes, there can be no assurance that the Company will be able to raise such capital on satisfactory terms, if at all. See "Special Note Regarding Forward-Looking Statements" on page 2. If the Company is unable to comply with any of the financial covenants under its bank credit facility, the Company would be unable to draw on its revolving credit facility and, upon action of the lenders under the bank credit facility, all outstanding principal and interest under the bank credit facility could be accelerated and become immediately due and payable. To the extent the Company did not have borrowing availability under the bank credit facility, the Company could be required to seek additional sources of capital and, if unable to obtain such capital, could be unable to satisfy its obligations when due.

Seasonality

     Historically, the Company has experienced lower average store revenue during November, December and January.

Year 2000

     The Year 2000 issue is the result of computer programs written to identify the applicable year with two digits rather than four. As written, these programs may identify the year "00" as 1900 rather than 2000, which could result in systems miscalculations or systems failure leading to potentially substantial business disruptions. The Company has adopted a comprehensive plan to identify and resolve its Year 2000 issues. The Company's Year 2000 plan consists of (a) assuring that its information technology systems, currently provided by Boston Chicken under the terms of a computer and communications services agreement, are Year 2000 compliant, (b) assuring that new information technology systems acquired by the Company as part of its development of an independent business infrastructure are Year 2000 compliant, and (c) obtaining assurances from other third party vendors that their businesses and systems will be Year 2000 compliant on a timely basis.

     Boston Chicken has informed the Company that the information technology systems it provides are, or will be by September 1999, Year 2000 compliant. Such systems include back office and point of sale store systems as well as financial, human resources, payroll and desktop systems utilized at the Company's support center. In addition to the public disclosure provided by Boston Chicken with respect to its Year 2000 compliance efforts, the Company receives periodic reports from Boston Chicken management relating to Year 2000 issues. In addition to the fees the Company pays to Boston Chicken under the computer and communications services agreement, the Company expects to incur capital expenditures of approximately $1.6 million, primarily to purchase hardware for store systems that will accommodate Year 2000 compliant software. The Company intends to continue monitoring Boston Chicken's Year 2000 compliance efforts on a regular basis with respect to systems provided by Boston Chicken and to seek assurances of Year 2000 compliance from any other vendors who may grant licenses to the Company or support its information technology systems. See "Special Note Regarding Forward-Looking Statements" on page 2.

     The Company has received assurances from the third party software vendor that is providing the Company with a software license and support services for its enterprise systems that the software will be Year 2000 compliant. The Company has received similar assurances from its principal third party systems hardware vendor. The Company intends to seek assurances of Year 2000 compliance from other vendors of systems software, hardware and services. See "Special Note Regarding Forward-Looking Statements" on page 2.

     The Company has also implemented a program to obtain third party vendor assurances of Year 2000 compliance. The Company is currently in the process of identifying all of its third party vendors and assessing the impact on the Company if vendors are not Year 2000 compliant. Management of the Company expects to meet with its most significant vendors, such as its bagel and cream cheese suppliers and its distribution vendor, by the end of its first fiscal quarter in 1999 to discuss their Year 2000 compliance plans. The Company is sending to substantially all other vendors, including the Company's landlords, equipment vendors, service providers, banks and utility companies, letters from the Company requesting written assurance of Year 2000 compliance on a timely basis. Management intends to evaluate all vendor responses and, if any response is deemed inadequate, will follow-up with letters, telephone calls and/or meetings with the applicable vendor. Throughout this process, management of the Company will assess both the likelihood of compliance by the vendor and the impact on the Company if it is determined that the vendor will not be compliant on a timely basis. To the extent that the Company determines that a significant vendor is not likely to be Year 2000 compliant in a timely manner, the Company intends to develop contingency plans, including obtaining alternative sources for any product or service material to maintaining uninterrupted business operations. The Company expects that its third party vendor compliance program, including the development of contingency plans, if necessary, will be complete by the end of its second fiscal quarter in 1999. See "Special Note Regarding Forward-Looking Statements" on page 2.

     The Company's Year 2000 compliance efforts involve a significant amount of time and effort by management and employees, the total cost of which is difficult to precisely estimate. The Company does not, however, anticipate that these costs will be material to the Company. The Company does not expect significant business disruptions arising from the failure of its third party vendors to be Year 2000 compliant on a timely basis; however, compliance efforts of Boston Chicken, other providers of information technology systems and other third party vendors are not within the Company's control. There can be no assurance that all of such persons will be Year 2000 compliant, or that the Company will successfully develop and implement satisfactory contingency plans on a timely basis. The occurrence of any such event could have a material adverse effect on the financial condition or results of operations of the Company. See "Special Note Regarding Forward-Looking Statements" on page 7.

Impact of Inflation

     The Company believes that inflation has not had a material impact on its results of operations to date. Substantial increases in the cost of labor, employee benefits, food and other operating expenses could adversely affect results of store operations.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments.

     As of December 27, 1998, $29.6 million of floating-rate debt was exposed to changes in interest rates compared to $30.0 million in the prior year. This exposure was primarily linked to the prime lending rate. A hypothetical 10% change in the prime lending rate would not have had a material effect on the Company's annual earnings.

     As of December 27, 1998 and December 28, 1997, the Company also had $125.0 million of fixed-rate convertible subordinated debentures due 2004. A hypothetical 10% change in interest rates on this debt would affect the market value of these financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)
                     (In thousands, except per share data)

     The following table shows quarterly unaudited financial results for fiscal years 1998 and 1997. The first quarter consists of four four-week periods and the second, third and fourth quarters consist of three four-week periods. The fourth quarter of 1998 Loss from Operations includes a $212.4 million charge for impairment of store fixed assets, goodwill and other intangibles. See Note 13 of Notes to the Company's Consolidated Financial Statements.

                                            First     Second    Third      Fourth
                                           Quarter   Quarter   Quarter    Quarter
                                          ---------  --------  --------  ----------
    1998:
    -----
    Revenue.............................  $110,475   $87,899   $87,325   $  86,220
    Loss from Operations................   (12,661)   (3,855)   (2,636)   (215,733)
    Net Loss............................   (13,417)   (8,949)   (4,433)   (177,128)
    Basic Loss per Share................     (0.41)    (0.27)    (0.13)      (5.32)
    Diluted Loss per Share..............     (0.41)    (0.27)    (0.13)      (5.32)

    1997:
    -----
    Revenue.............................  $ 16,728   $13,275   $13,882   $  34,403
    Income (Loss) from Operations.......     7,232     8,142     9,267     (20,977)
    Net Income (Loss)...................     5,178     5,114     5,364     (17,058)
    Basic Earnings (Loss) per Shares....      0.16      0.15      0.16       (0.52)
    Diluted Earnings (Loss) per Shares..      0.15      0.15      0.16       (0.52)

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants...........................................................     21

Consolidated Financial Statements:

   Consolidated Balance Sheets at December 28, 1997 and December 27, 1998..........................     22

   Consolidated Statements of Operations for the fiscal years ended December 29, 1996,
   December  28, 1997 and December 27, 1998........................................................     23

   Consolidated Statements of Stockholders' Equity for the fiscal years ended
   December 29, 1996, December 28, 1997 and December 27, 1998......................................     24

   Consolidated Statements of Cash Flows for the fiscal years ended December 29, 1996,
   December 28, 1997 and December 27, 1998.........................................................     25

   Notes to Consolidated Financial Statements......................................................     26

Report of Independent Public Accountants on Schedule II............................................     42
Supplemental Schedule II...........................................................................     43

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Einstein/Noah Bagel Corp.:

     We have audited the accompanying consolidated balance sheets of Einstein/Noah Bagel Corp. (a Delaware corporation) and subsidiaries as of December 28, 1997 and December 27, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended December 29, 1996, December 28, 1997 and December 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Einstein/Noah Bagel Corp. and subsidiaries as of December 28, 1997 and December 27, 1998, and the results of their operations and their cash flows for the fiscal years ended December 29, 1996, December 28, 1997 and December 27, 1998, in conformity with generally accepted accounting principles.

                                               ARTHUR ANDERSEN LLP

Denver, Colorado
February 17, 1999

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                             December 28,               December 27,
                                                                                 1997                       1998
                                                                        -------------------        -------------------
ASSETS
------
Current Assets:
 Cash and cash equivalents..............................................           $ 34,148                  $   3,766
 Accounts receivable, net...............................................              1,593                      1,716
 Inventories............................................................              9,823                      9,672
 Prepaid expenses and other current assets..............................                502                      1,699
                                                                        -------------------        -------------------
  Total current assets..................................................             46,066                     16,853

Property and Equipment, net.............................................            194,152                    122,403
Goodwill, net...........................................................            360,155                    223,482
Trademarks, net.........................................................             22,075                      2,065
Recipes, net............................................................              7,202                      2,670
Other Assets, net.......................................................             13,478                      7,669
  Total assets..........................................................           $643,128                  $ 375,142
                                                                        ===================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts payable.......................................................           $ 16,140                  $  17,804
 Accrued expenses.......................................................             38,369                     23,284
 Current portion of senior term loan....................................              6,000                      6,000
                                                                        -------------------        -------------------
  Total current liabilities.............................................             60,509                     47,088

Revolving Credit Facility...............................................                  -                      5,625
Long-Term Portion of Senior Term Loan...................................             24,000                     18,000
Convertible Subordinated Debentures.....................................            125,000                    125,000
Other Noncurrent Liabilities............................................             23,225                     16,140
Minority Interest.......................................................             80,048                     33,931

Stockholders' Equity:
 Preferred Stock -  $.01 par value; 20,000,000 shares authorized;
   no shares issued and outstanding.....................................                  -                          -
 Common Stock - $.01 par value; 200,000,000 shares authorized;
   33,332,594 shares issued in 1997
   and 34,083,681 shares issued in 1998.................................                333                        341
 Additional paid-in capital.............................................            374,685                    377,616
 Treasury Stock, at cost (813,146 shares in 1997 and 1998)..............             (5,261)                    (5,261)
 Accumulated deficit....................................................            (39,411)                  (243,338)
                                                                        -------------------        -------------------
   Total stockholders' equity...........................................            330,346                    129,358
   Total liabilities and stockholders' equity...........................           $643,128                  $ 375,142
                                                                        ===================        ===================



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                      Fiscal Year Ended
                                                       ------------------------------------------------
                                                       December 29,      December 28,     December 27,
                                                           1996              1997             1998
                                                       -------------  ------------------  -------------
Revenue:
  Store revenue......................................       $35,803             $28,436      $ 371,919
  Royalties and franchise-related fees...............        25,904              49,852              -
                                                            -------             -------      ---------
     Total revenue...................................        61,707              78,288        371,919

Costs and Expenses:
  Store:
     Cost of products sold...........................        11,546               9,479        127,573
     Salaries and benefits...........................        10,411              10,734        116,226
     Other controllable costs........................         4,670               2,404         29,392
     Rent, occupancy and related costs...............         1,074               4,680         35,603
     Marketing expenses..............................           842                 126         13,291
     Depreciation and amortization...................         1,146               1,683         20,411
                                                            -------             -------      ---------
       Total store costs and expenses................        29,689              29,106        342,496
  Non-Store:
     Salaries, benefits, general and administrative..        17,694              27,865         37,571
     Impairment of long-lived assets.................             -              10,835        212,371
     Depreciation and amortization
       (excluding goodwill amortization).............         1,313               4,154          3,588
     Goodwill amortization...........................         2,972               2,664         10,778
                                                            -------             -------      ---------
       Total non-store costs and expenses............        21,979              45,518        264,308
                                                            -------             -------      ---------
       Total costs and expenses......................        51,668              74,624        606,804
                                                            -------             -------      ---------

Income (Loss) from Operations........................        10,039               3,664       (234,885)

Other Income (Expense):
  Interest income....................................           689               1,969            282
  Interest expense...................................        (6,950)             (6,098)       (11,811)
  Other..............................................         1,929                   -         (3,409)
                                                            -------             -------      ---------
     Total other income (expense)....................        (4,332)             (4,129)       (14,938)
                                                            -------             -------      ---------

Income (Loss) before Income Taxes and
  Minority Interest..................................         5,707                (465)      (249,823)
Income Taxes.........................................             -               4,973            221
Minority Interest in Loss of Subsidiary..............             -              (4,036)       (46,117)
                                                            -------             -------      ---------
Net Income (Loss)....................................       $ 5,707             $(1,402)     $(203,927)
                                                            =======             =======      =========

Basic Earnings (Loss) per Share......................         $0.29              $(0.04)        $(6.18)
                                                            =======             =======      =========
Diluted Earnings (Loss) per Share....................         $0.27              $(0.04)        $(6.18)
                                                            =======             =======      =========
Weighted Average Number of Common
  Shares Outstanding:
     Basic...........................................        19,286              32,956         33,024
                                                            =======             =======      =========
     Diluted.........................................        21,023              32,956         33,024
                                                            =======             =======      =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                 Fiscal Year Ended
                                                                  -------------------------------------------------
                                                                  December 29,      December 28,     December 27,
                                                                      1996              1997             1998
                                                                  -------------  ------------------  -------------
Common Stock
  Balance at beginning of year..................................      $     38            $    323      $     333
  Conversion of preferred stock, repurchase common stock
     and debt...................................................           175                   -              -
  Issuance of common stock......................................            96                   2              8
  Exercise of stock options and warrants........................            14                   8              -
                                                                      --------            --------      ---------
  Balance at end of year........................................      $    323            $    333      $     341
                                                                      ========            ========      =========

Additional Paid-in Capital
  Balance at beginning of year..................................      $ 22,684            $353,203      $ 374,685
  Conversion of preferred stock, repurchase common stock
     and debt...................................................       140,270                   -              -
  Issuance of common stock, net of offering costs of
     $10,343 in 1996, $229 in 1997 and $- in 1998...............       182,491               5,369          2,929
  Exercise of stock options and warrants, including income tax
     benefits of $1,597 in 1997.................................         9,227               6,694              2
  Dividends on Series A preferred stock and accretion of
     dividends on repurchase common stock.......................        (1,708)                  -              -
  Issuance of options and warrants..............................           239               1,619
  Options issued in connection with acquisitions................             -               7,800              -
                                                                      --------            --------      ---------
  Balance at end of year........................................      $353,203            $374,685      $ 377,616
                                                                      ========            ========      =========

Treasury Stock
  Balance at beginning of year..................................      $      -            $      -      $  (5,261)
  Purchase of 813,146 shares in 1997............................             -              (5,261)             -
                                                                      --------            --------      ---------
  Balance at end of year........................................      $      -            $ (5,261)     $  (5,261)
                                                                      ========            ========      =========

Accumulated Deficit
  Balance at beginning of year..................................      $(43,716)           $(38,009)     $ (39,411)
  Net income (loss).............................................         5,707              (1,402)      (203,927)
                                                                      --------            --------      ---------
  Balance at end of year........................................      $(38,009)           $(39,411)     $(243,338)
                                                                      ========            ========      =========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         Fiscal Year Ended
                                                                          ------------------------------------------------
                                                                          December 29,      December 28,     December 27,
                                                                              1996              1997             1998
                                                                          -------------  ------------------  -------------
Cash Flows from Operating Activities:
  Net income (loss).....................................................     $   5,707           $  (1,402)     $(203,927)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization......................................         5,431               8,502         34,777
     Minority interest..................................................             -              (4,036)       (46,117)
     Provision for write-down of assets.................................             -              12,773        217,104
     Warrant and option expense.........................................           239               1,619              -
     Gain on the sale of marketable equity securities...................        (1,824)                  -              -
     Changes in assets and liabilities, net of effect of acquisitions:
      Accounts receivable...............................................        (3,966)              5,662           (123)
      Accounts payable and accrued expenses.............................          (292)            (11,377)        (8,456)
      Deferred franchise revenue........................................         8,180              (1,030)             -
      Other assets and liabilities......................................        (7,003)             16,950         (5,724)
                                                                             ---------           ---------      ---------
        Net cash provided by (used in) operating activities.............         6,472              27,661        (12,466)
                                                                             ---------           ---------      ---------
Cash Flows from Investing Activities:
  Purchase of property and equipment....................................       (38,198)            (11,189)       (17,430)
  Proceeds from sale of assets..........................................        49,943               3,600              -
  Acquisitions of Noah's New York Bagels, Inc.,
     net of cash acquired...............................................      (100,902)                  -              -
  Purchase of marketable equity securities,
     net of proceeds from sales.........................................         1,824                   -              -
  Purchase of other assets..............................................        (5,608)             (5,381)          (111)
  Issuance of notes receivable..........................................      (209,514)           (359,218)             -
  Repayment of notes receivable.........................................        70,694             169,223              -
                                                                             ---------           ---------      ---------
     Net cash used in investing activities..............................      (231,761)           (202,965)       (17,541)
                                                                             ---------           ---------      ---------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock................................       191,606              10,475              -
  Increase in deferred financing costs..................................          (944)             (6,764)             -
  Proceeds from term loan...............................................             -              30,000              -
  Borrowings under credit facility......................................             -              62,200         68,357
  Repayments under credit facility......................................             -             (62,200)       (68,732)
  Proceeds from convertible debt........................................       352,272             125,000              -
  Repayment of convertible debt.........................................      (272,272)                  -              -
                                                                             ---------           ---------      ---------
     Net cash provided by  (used in) financing activities...............       270,662             158,711           (375)
                                                                             ---------           ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents....................        45,373             (16,593)       (30,382)
Cash and Cash Equivalents, beginning of year............................         5,368              50,741         34,148
                                                                             ---------           ---------      ---------
Cash and Cash Equivalents, end of year..................................     $  50,741           $  34,148      $   3,766
                                                                             =========           =========      =========

Supplemental Cash Flow Information:
  Interest Paid.........................................................     $   7,232           $   5,098      $  11,818
                                                                             =========           =========      =========
  Income Taxes Paid.....................................................     $       -           $     640      $     220
                                                                             =========           =========      =========

Supplemental Schedule of Non-Cash Activities:
  Conversion of debt to common stock....................................     $ 120,000           $       -      $       -
                                                                             =========           =========      =========
  Conversion of notes receivable into equity interests and assets.......     $       -           $ 332,646      $       -
                                                                             =========           =========      =========
  Issuance of debt in connection with purchase
     of equipment and other assets......................................     $       -           $       -      $   1,682
                                                                             =========           =========      =========
  Tax benefit of stock options exercised................................     $       -           $   1,597      $       -
                                                                             =========           =========      =========
  Options issued in connection with acquisitions........................     $       -           $   7,800      $       -
                                                                             =========           =========      =========
  Issuance of common stock in connection with acquisition...............     $       -           $       -      $   2,922
                                                                             =========           =========      =========
  Conversion of preferred stock, repurchase common stock and
     accrued dividends on preferred stock...............................     $  20,445           $       -      $       -
                                                                             =========           =========      =========
  Accretion of dividends on repurchase common stock.....................     $   1,486           $       -      $       -
                                                                             =========           =========      =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

     Einstein/Noah Bagel Corp. and its subsidiaries (the "Company") operate specialty retail bagel stores in the United States, primarily under the Einstein Bros. Bagels and Noah's New York Bagels brand names. At December 27, 1998, there were 546 Company stores in operation.

     On October 5, 1998, Boston Chicken, Inc. ("Boston Chicken") the owner of approximately 51% of the outstanding shares of common stock of the Company, filed a voluntary petition for protection under Chapter 11 of the Federal Bankruptcy Code. The Company understands that Boston Chicken is in the process of developing alternative reorganization plans.

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

     Long-Lived Assets. The Company evaluates whether events and circumstances have occurred that indicate revision to the remaining useful lives or the remaining balances of long-lived assets may be appropriate. Such events and circumstances include, but are not limited to, a change in business strategy or a change in current and long-term projected operating performance. When factors indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of such asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the asset. See Note 13.

     Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization has been calculated using the straight-line method with buildings and improvements being depreciated over 12 to 30 years, leasehold improvements being amortized over the lesser of their useful lives or their lease terms, including option periods, furniture, fixtures and equipment being depreciated over five to eight years, computer equipment being depreciated over three years, and pre-opening costs being depreciated over one year. The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income.

     Property and equipment additions include acquisitions of buildings and equipment, costs incurred in the development and construction of new stores, and major improvements to existing stores. Expenditures for maintenance and repairs are charged to expense as incurred. Pre-opening costs consist primarily of salaries and other direct expenses incurred in connection with the set-up and stocking of stores, employee training and general store management activities incurred prior to the opening of new stores. Pre-opening costs are capitalized until the stores become operational and are then amortized over a one-year period. Beginning in 1999, all pre-opening expenses will be expensed as incurred in accordance with AICPA Statement of Position 98-5, "Reporting on the

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

Costs of Start-up Activities" ("SOP 98-5") The Company does not expect the adoption of SOP 98-5 to have a material impact on its results of operations in 1999.

     Goodwill and Other Intangible Assets. Goodwill, trademarks and recipes are being amortized over 35, 30 and 10 years, respectively, through 1998. In 1998, as part of the Company's ongoing evaluation of long-lived assets, management evaluated the useful lives of goodwill and trademarks. The evaluation was made after the Company had operated and controlled the Einstein Bros. Bagels and Noah's New York Bagels stores acquired from its area developers for one year. Based primarily upon the assessment of realized operating results, which were below those anticipated upon consummation of that acquisition, and current revenue growth and cash flow projections, the Company concluded that 20 years would be a more accurate estimate of useful lives for goodwill and trademarks than the periods previously used. The new useful life of 20 years is effective on a prospective basis beginning in 1999. Based upon balances as of December 27, 1998, this would result in annual amortization related to goodwill and trademarks of $11.7 million and $0.1 million, respectively.

     Deferred Financing Costs. Deferred financing costs are amortized over the period of the related financing, which ranges from three to seven years.

     Revenue Recognition. Revenue from Company stores is recognized in the period during which related food and beverage products are sold. Royalties were recognized in the same period that related franchise store revenue was generated. Revenue derived from initial franchise fees and area development fees were recognized when the franchise store opened. Real estate fees were recognized as earned, and lease income was recognized over the life of the lease on a straight-line basis. Interest income was recognized as earned. Pursuant to Statement of Financial Accounting Standards No. 45, "Accounting for Franchise Fee Revenue" ("SFAS No. 45"), commencing with the Company's announcement in October 1997 to transition from a franchised to a Company-controlled system, the Company ceased recognizing initial franchise and area development fees for the opening of new stores. Upon consummation of the Company's conversion of its loans to area developers into equity interests on December 5, 1997, revenue recognized by the Company as lender, franchisor and service provider to the area developers was eliminated in consolidation. The components of royalties and franchise-related fees are as follows (in thousands of dollars):

                                                           Fiscal Year Ended
                                                       --------------------------
                                                       December 29,  December 28,
                                                           1996          1997
                                                       ------------  ------------
     Initial franchise and area development fees.....       $12,140       $ 9,920
     Royalties.......................................         6,086        15,487
     Real estate fees and lease income...............         1,564         2,375
     Other...........................................           128           504
     Interest Income.................................         5,986        21,566
                                                            -------       -------
         Total royalties and franchise related fees..       $25,904       $49,852
                                                            =======       =======

     Per Share Data. Basic earnings (loss) per share are computed by dividing net income (loss), adjusted for dividends of $0.1 million on Series A preferred stock in 1996, by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income (loss), adjusted for dividends of $0.1 million on Series A preferred stock in 1996, by the weighted average number of common shares and dilutive Company securities outstanding during the period.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     The difference between the weighted average number of common shares outstanding to compute basic and diluted earnings (loss) per share in 1996 represents the dilutive effect of common stock options and warrants of 1.7 million shares. These securities were excluded for 1997 and 1998 because they were antidilutive.

     The calculation of diluted earnings (loss) per share excludes shares of common stock underlying the Company's 7 1/4% convertible subordinated debentures due June 1, 2004 because of their antidilutive effect. In addition, stock options and warrants outstanding in 1996 which had exercise prices greater than the average market price of the Company's common stock were excluded from the 1996 computations because of their antidilutive effect.

     Pursuant to Securities and Exchange Commission ("SEC") rules, common stock and dilutive securities issued by the Company at prices below the initial public offering price during the 12-month period prior to the offering ("cheap stock") were previously included in the calculation as if they were outstanding for the entire fiscal year, regardless of whether or not they were antidilutive. In Staff Accounting Bulletin 98, the SEC redefined cheap stock as "nominal issuances." As a result, shares and dilutive Company securities that were originally treated as cheap stock and included in the 1996 computations have been adjusted in the restated 1996 weighted average shares outstanding. In 1996, basic earnings per share increased from $0.28 to $0.29 and diluted earnings per share increased from $0.25 to $0.27.

     Advertising Costs. Advertising costs are expensed in the period incurred. Advertising expenses were $0.9 million, $2.2 million and $13.3 million in 1996, 1997 and 1998, respectively. See Note 8.

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

     Employee Benefit Plan. The Company has a 401(k) plan to which the Company made no contribution in 1996, 1997 or 1998. In 1999, the Company will contribute an amount equal to 10% of the contributions of each employee until such employee contributions reach 6% of such employee's compensation.

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

     Reclassifications. Certain reclassifications have been made to the 1996 and 1997 amounts to conform with the 1998 presentation.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

3.  Supplemental Consolidated Financial Statement Data

     Accounts receivable are net of an allowance for doubtful accounts of $0.8 million at December 28, 1997 and December 27, 1998.

                                                                      December 28,   December 27,
                                                                          1997           1998
                                                                      -------------  -------------
     Property and equipment consists of (in thousands of dollars):
         Land, buildings and improvements...........................      $  1,143       $      -
         Leasehold improvements.....................................       101,790         73,790
         Furniture, fixtures and equipment..........................        93,850         76,339
         Pre-opening expense........................................         1,335              -
                                                                          --------       --------
                                                                           198,118        150,129
         Less:  Accumulated depreciation and amortization...........        (3,966)       (27,726)
                                                                          --------       --------
             Total property and equipment, net......................      $194,152       $122,403
                                                                          ========       ========

     Included in furniture, fixtures and equipment are assets leased to others of $8.5 million (net of accumulated depreciation of approximately $0.7 million) at December 28, 1997 and $13.5 million (net of accumulated depreciation of approximately $1.2 million) at December 27, 1998.

                                                               December 28,  December 27,
                                                                   1997          1998
                                                               ------------  ------------
     Accumulated amortization of intangibles consists
         of the following (in thousands of dollars):
     Goodwill................................................       $ 4,836       $10,980
     Trademarks..............................................         1,258            99
     Recipes.................................................         1,087           376
                                                                    -------       -------
         Total accumulated amortization......................       $ 7,181       $11,455
                                                                    =======       =======

                                                                   December 28,  December 27,
                                                                       1997          1998
                                                                   ------------  ------------
     Accrued expenses consist of (in thousands of dollars):
         Accrued payroll and related benefits................       $ 7,997       $ 8,926
         Accrued interest....................................         1,017           892
         Accrued store closure costs.........................         4,716         3,156
         Accrued purchase price obligation...................         4,500             -
         Accrued vendor loss contracts.......................         3,425           820
         Accrued real property tax...........................         1,051         3,314
         Accrued other.......................................        15,663         6,176
                                                                    -------       -------
             Total accrued expenses..........................       $38,369       $23,284
                                                                    =======       =======

4.  Acquisitions


     In December 1997, the Company converted its outstanding loans to its area developers into a majority equity interest in the area developers and purchased additional area developer equity interests by exercising its option under each of the loan agreements to purchase the amount of equity available under the unfunded portion of the area developer loans, and the area developers merged into a single entity now known as Einstein/Noah Bagel Partners, L.P. ("Bagel Partners"). The Company owns an approximately 78% interest in Bagel Partners. The acquisitions have been accounted for as a purchase and, accordingly, the purchase price was allocated to assets (both

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES tangible and intangible) and liabilities to third parties based upon an estimate of fair values at the date of acquisition. The following is a summary of each area developer acquisition (in thousands of dollars):

                                   Loan      Options   Liabilities
        Area Developer           Converted  Exercised    Assumed    Goodwill
-------------------------------  ---------  ---------  -----------  --------
     Colonial Bagels, L.P.         $46,000    $     -      $16,120   $56,252
     Great Lakes Bagels, L.P.       87,812      8,688       19,519    76,596
     Gulfstream Bagels, L.P.        69,927     16,373        6,743    54,535
     Noah's Pacific, L.L.C.         76,862      3,738       19,785    61,591
     Sunbelt Bagels, L.L.C.         50,200          -        5,426    47,356

     The goodwill resulting from each acquisition was amortized over a 35-year life through 1998; thereafter, goodwill is being amortized over 20 years. See
Note 13. In connection with the acquisitions, the Company committed to issue options to purchase 2,516,829 shares of the Company's common stock in exchange for options to purchase units of limited partnership interest in Bagel Partners at an exchange rate of one share of common stock for every 15 units of Bagel Partners limited partnership interest. Such options were granted in January 1998 at an exercise price of $6.00 per share, with an estimated fair value of $7.8 million.

     The financial statements include the results of operations for the acquired entities from their dates of acquisition. The following represents the unaudited pro forma results of operations as if all of the purchase transactions described above had occurred at the beginning of the period presented (in thousands of dollars, except per share data):

                                                December 28,
                                                    1997
                                                ------------
          Revenue...........................      $307,035
          Net loss..........................       (83,729)
          Basic loss per share..............         (2.54)
          Diluted loss per share............         (2.54)

     The pro forma information given above does not purport to be indicative of the results that actually would have been reported if the transactions had occurred at the beginning of the period presented and is not intended to be a projection of future results or trends.

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

     Revolving Credit Facility. The estimated fair value of the revolving credit facility is based on the discounted value of future payments using the Company's current borrowing rate.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     Senior Term Loan. The estimated fair value of the senior term loan is based on the discounted value of future payments using the Company's current borrowing rate.

     The estimated fair values of the Company's financial instruments are as follows (in thousands of dollars):

                                                       December 28, 1997                       December 27, 1998
                                             -----------------------------------     -----------------------------------
                                                 Carrying              Fair              Carrying              Fair
                                                  Amount               Value              Amount               Value
                                             ---------------     ---------------     ---------------     ---------------
Cash and cash equivalents....................       $ 34,148             $34,148            $  3,766             $ 3,766
Convertible debt.............................        125,000              82,188             125,000              58,750
Revolving credit facility....................              -                   -               5,625               5,625
Senior term loan.............................         30,000              30,000              24,000              24,000

6.  Debt

     The Company has a secured credit facility, consisting of a term loan facility (originally in the amount of $30.0 million) and a $25.0 million revolving credit facility, providing for borrowings through October 31, 2000. Borrowings under the credit facility may be either floating rate loans with interest at the lenders' reference rate (the "Reference Rate") plus applicable margin, or eurodollar rate loans with interest at the eurodollar rate plus applicable margin. In addition, a commitment fee of .50% of the average daily unused portion of the loan is required. The credit facility contains covenants that, among other things, restrict other borrowings, prohibit cash dividends and require maintaining certain minimum average weekly net sales levels and to comply with ratios of system cash flow to senior indebtedness and pro forma fixed charges. The credit facility is collateralized by substantially all of the assets of the Company. As of December 27, 1998, $24.0 million was outstanding under the term loan facility, bearing an interest rate of 7.75%.
The term loan facility requires principal payments of $1.5 million on March 1, June 1, September 1 and December 1 of each year, continuing through October 2000, at which time the outstanding balance is due. As of December 27, 1998, the Company had $25.0 million available from its revolving credit facility of which $5.6 million was outstanding.

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

7.  Income Taxes

     As of December 27, 1998, the Company had cumulative federal and state tax operating loss carryforwards available to reduce future taxable income of approximately $63.9 million that begin to expire in 2010.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     The primary components of deferred tax assets and liabilities are as follows (in thousands of dollars):

                                                                              December 28,     December 27,
                                                                                  1997             1998
                                                                           ------------------  -------------

Deferred tax assets:
 Accounts payable and accrued expenses...................................            $ 3,180       $  1,440
 Other noncurrent liabilities............................................                  -          3,154
 Property and equipment..................................................                  -         75,097
 Intangible assets.......................................................              4,950              -
 Net operating loss carryforwards........................................              2,410         25,009
 Other...................................................................                862         14,972
                                                                                     -------       --------
  Total deferred tax assets..............................................             11,402        119,672

Deferred tax liabilities:
 Property and equipment..................................................               (280)             -
 Intangible assets.......................................................                  -        (30,242)
 Other assets............................................................             (1,318)        (1,318)
                                                                                     -------       --------
  Total deferred tax liabilities.........................................             (1,598)       (31,560)
                                                                                     -------       --------
  Net deferred tax assets................................................              9,804         88,112
 Valuation allowance.....................................................             (9,804)       (88,112)
                                                                                     -------       --------
 Net deferred tax assets.................................................            $     -       $      -
                                                                                     =======       ========

Income tax expense consists of the following (in thousands of dollars):
                                                                                        Fiscal Year Ended
                                                                                    --------------------------
                                                                                    December 28,  December 27,
                                                                                       1997          1998
                                                                                    -----------   -----------
Current:
 Federal.................................................................            $ 4,208       $      -
 State...................................................................                765            221
                                                                                     -------       --------
                                                                                       4,973            221

Deferred:
 Federal.................................................................            $     -       $      -
 State...................................................................                  -              -
                                                                                     -------       --------
                                                                                     $ 4,973       $    221
                                                                                     =======       ========

     For the year ended December 28, 1997, the Company recognized income tax benefits pertaining to the exercise of stock options of $1.6 million, which was accounted for as a direct increase in additional paid-in capital and did not reduce reported income tax expense. For the year ended December 27, 1998, the Company did not have any tax benefit from the exercise of stock options. As a result of the utilization of deferred tax assets, during 1996 and 1997, the Company recognized $0.8 million and $2.9 million, respectively, of the change in the valuation allowance as a reduction of goodwill from prior acquisitions. The Company did not utilize any such deferred tax assets during 1998.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     The increase in the valuation allowance of $39.7 million from December 28, 1997 to December 27, 1998 is due to net operating losses created during 1998, which may not be realizable. The decrease in the valuation allowance of $0.5 million from December 29, 1996 to December 28, 1997 is due to the utilization of a portion of the Company's operating loss carryforwards offset by allowances on deferred tax assets added during 1997. The difference between the Company's actual tax provision and the tax provision that would result from applying the statutory federal income tax rate to income before income taxes is attributable to the following (in thousands of dollars):

                                                                                                      Fiscal Year Ended
                                                                                      ----------------------------------------------
                                                                                       December 29,        December 28, December 27,
                                                                                          1996                1997          1998
                                                                                      --------------       ------------  -----------

     Income tax expense (benefit) at statutory rate.......                               $ 1,997              $ (163)      $(87,438)

     State tax expense (benefit), net of federal benefit..                                   228                 (38)        (9,858)

     Permanent difference related to goodwill.............                                 1,138               1,138          1,124
     Other permanent differences..........................                                     -                  57            100
     Tax attributes of minority interest in
       losses of subsidiary...............................                                     -               1,574         17,985
     Change of valuation allowance........................                                (3,363)              2,405         78,308
                                                                                         -------              ------       --------
     Provision for income taxes...........................                               $     -              $4,973       $    221
                                                                                         =======              ======       ========

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

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     The following is a schedule of future minimum rental payments that are required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 27, 1998 (in thousands of dollars):

                        Minimum             Net Minimum
                         Rental   Sublease    Rental
                        Payments  Proceeds   Payments
                        --------  --------  -----------
          1999........  $ 27,349    $  846     $ 26,503
          2000........    26,422       659       25,763
          2001........    23,654       534       23,120
          2002........    19,751       432       19,319
          2003........    17,083       375       16,708
          Thereafter..    54,465     1,186       53,279
                        --------    ------     --------
                        $168,724    $4,032     $164,692
                        ========    ======     ========

     Rental expense, net of sublease income, under operating leases was approximately $1.6 million, $3.7 million and $28.8 million for fiscal 1996, 1997 and 1998, respectively.

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

     The Company and certain of its current and former officers and directors have entered into an agreement to settle a class action lawsuit brought against them in the United States District Court for the District of Colorado and in state court in Jefferson County, Colorado. The complaints allege, among other things, that the Company and the other defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder, as well as certain similar provisions of Colorado state law. The settlement does not include the claims pending in the lawsuit against the underwriters in the Company's public offerings of common stock in August 1996 and November 1996 (the "Underwriters") and against the Company's independent public accountants.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     The settlement of the litigation is being funded with proceeds of director and officer liability insurance policies and is subject to certain customary conditions, including final approval of the United States District Court for the District of Colorado where the lawsuit is pending. As also required by the settlement agreement, the United States Bankruptcy Court for the District of Arizona which has jurisdiction over the Chapter 11 bankruptcy case of Boston Chicken has granted relief from the automatic stay in effect in the Boston Chicken bankruptcy case to permit the settlement to be funded with proceeds of the insurance policies, which cover directors and officers of both Boston Chicken and the Company.

     The Underwriters have requested that the Company indemnify them against any damages, costs and expenses they may incur in the litigation (including amounts paid in settlement thereof). The Company's director and officer liability insurance policies do not cover any amounts the Company may be obligated to pay in connection with the indemnification claim. Although the Company cannot predict the outcome of the lawsuits against the Underwriters and the independent public accountants, the Company believes that the complaints are without merit.

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

     The following table summarizes area developer financing activity of the Company during 1997 (in thousands of dollars):

                                                        Fiscal Year Ended
                                                           December 28,
                                                               1997
                                                        ------------------
     Area developer loan balances, beginning of year..          $ 140,754
     Loan advances....................................            359,218
     Loan repayments..................................           (169,171)
     Loan conversions.................................           (330,801)
                                                                ---------
     Area developer loan balances, end of year........          $       -
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

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

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

     In February 1997, the Company sold 231,023 shares of common stock to one of its area developers for an aggregate purchase price of $5,599,998.

     In April 1998, the Company sold 750,000 shares of common stock to Bagel Partners for an aggregate purchase price of $2,924,500. Such shares were delivered by Bagel Partners to a third party in satisfaction of an obligation incurred by a former area developer of the Company and predecessor of Bagel Partners in connection with an acquisition by such entity.

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

     Stock Option Plans. The Company has an amended and restated 1995 stock option plan (the "1995 Plan"), under which options to purchase up to 3,650,000 shares of common stock may be granted to certain employees and officers of, and consultants to, the Company and its subsidiaries. The option price is equal to the fair market value of the stock on the date of the grant and each option has a term of ten years. Options granted under the 1995 Plan generally vest at a rate of 10% at the end of the first year, an additional 20% at the end of the second year, an additional 30% at the end of the third year, and the balance vesting at the end of the fourth year from the date of the grant.

     In addition, the Company has an amended and restated 1997 stock option plan (the "1997 Plan"), under which options to purchase up to 7,350,000 shares of common stock may be granted to employees and officers of,

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES and consultants to, the Company and its subsidiaries and affiliated companies. The administrators of the 1997 Plan, consisting of certain members of the board of directors (or, in the case of grants to "reporting persons" under Section 16(a) of the Exchange Act, the entire board of directors), have discretion with respect to the terms of options granted under the 1997 Plan, including price, term and vesting.

     The Company also maintains a restated 1997 ENBP stock option plan (the "ENBP Plan"), under which options to purchase up to 813,146 shares of common stock of the Company may be granted to employees and officers of, and consultants to, the Company and its subsidiaries and affiliated companies. The shares subject to the ENBP Plan are shares of common stock previously issued and sold by the Company to its area developers. Pursuant to the loan conversions, the Company assumed the obligations of the area developers with respect to options granted on such shares and the shares are reflected as treasury stock in the Company's consolidated financial statements. The terms and provisions of the ENBP Plan are substantially the same as those of the 1997 Plan.

     The Company also has a non-employee directors stock option plan (the "Directors Plan"), under which options to purchase up to 100,000 shares of the common stock of the Company may be granted to directors of the Company who are not officers or employees of the Company. Under the terms of the Directors Plan, the Company automatically grants to each such director, upon election or re-election as a director of the Company, options to purchase shares having a fair market value of $50,000 at the date of the grant (but in no event more than 15,000 shares). Options are granted at a price equal to the fair market value of the stock on the date of grant, become exercisable after the end of one year from the date of grant and have a term of ten years from the date of grant. The options are subject to termination should the optionee's service as a director of the Company terminate. At December 27, 1998, 29,224 shares had been granted under the Directors Plan at a weighted average exercise price of $6.84 per share.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no employee compensation expense has been recognized for the Company's stock option plans. Had employee compensation expense for the Company's plans been determined based on the fair value at the grant date for awards in 1996, 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                      Fiscal Year Ended
                                                        -----------------------------------------------
                                                        December 29,     December 28,     December 27,
                                                            1996             1997             1998
                                                        ------------  ------------------  -------------
     Net income (loss) - as reported..................        $5,707            $(1,402)     $(203,927)
     Net income (loss) - pro forma....................         3,188             (5,161)      (208,825)
     Basic earnings (loss) per share - as reported....          0.29              (0.04)         (6.18)
     Basic earnings (loss) per share - pro forma......          0.16              (0.16)         (7.28)
     Diluted earnings (loss) per share - as reported..          0.27              (0.04)         (6.18)
     Diluted earnings (loss) per share - pro forma....          0.15              (0.16)         (7.28)

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                               Fiscal Year Ended
                                ------------------------------------------------
                                December 29,      December 28,     December 27,
                                    1996              1997             1998
                                -------------  ------------------  -------------
     Expected volatility......          37.1%               45.0%          75.0%
     Risk-free interest rate..           6.3%                6.2%           5.6%
     Expected lives...........       5 years             5 years        5 years
     Dividend yield...........             0                   0              0

     Activity under the option plans through December 27, 1998 was as follows:

                                                                                               Weighted
                                                                                                Average
                                                                                                Option
                                                                         Number of               Price
                                                                          Shares               Per Share
                                                                   ------------------     -----------------

Outstanding as of December 31, 1995................................         2,073,470                $ 5.93
  Granted..........................................................         1,959,165                  7.94
  Exercised........................................................          (353,096)                 6.03
  Canceled.........................................................          (201,464)                 7.27
                                                                   ------------------     -----------------
Outstanding as of December 29, 1996................................         3,478,075                  6.87
  Granted..........................................................         2,327,327                 11.48
  Exercised........................................................          (269,904)                 6.20
  Canceled or Forfeited............................................          (579,611)                11.44

Outstanding as of December 28, 1997................................         4,955,887                  8.58
  Granted..........................................................         3,616,159                  3.69
  Exercised........................................................              (435)                 5.88
  Canceled or Forfeited............................................        (3,671,651)                 8.77
                                                                   ------------------     -----------------
Outstanding as of December 27, 1998................................         4,899,960                $ 4.82
                                                                   ==================     =================
Exercisable as of December 27, 1998................................         1,037,219                $ 6.49
                                                                   ==================     =================

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

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     Information on options outstanding at December 27, 1998 is as follows:


                                       Weighted                       Options Exercisable
                                       Average                     --------------------------
                                      Remaining       Weighted                    Weighted
       Range of            Number    Contractual      Average        Number       Average
    Exercise Price       of Options  Life (years)  Exercise Price  of Options  Exercise Price
-----------------------  ----------  ------------  --------------  ----------  --------------
      $0.01 - $3.00          75,000         9.93           $ 2.00           -          $    -
      $3.01 - $6.00       3,952,369         7.16             4.25     657,129            5.65
      $6.01 - $9.00         691,015         3.05             6.58     276,498            6.58
      $9.01 - $12.00        170,453         3.43            10.83      98,377           10.89
      $18.01 - $21.00         2,684         8.38            18.63       2,684           18.63
      $27.01 - $30.00         8,439         7.96            29.63       2,531           29.63
                          ---------         ----           ------   ---------          ------
      Total               4,899,960         6.49           $ 4.82   1,037,219          $ 6.49
                          =========         ====           ======   =========          ======

     Boston Chicken Option. The Company has granted to Boston Chicken an option (the "BCI Option") to purchase such number of shares of the Company's common stock as will permit Boston Chicken to maintain ownership of shares of common stock having up to 52% of the voting power of all of the outstanding shares of the capital stock of the Company having the power generally to vote in the election of directors. The terms of the BCI Option provide that certain shares of the Company's common stock owned by Boston Chicken are excluded in determining the percentage ownership of the voting stock of the Company owned by Boston Chicken for purposes of the BCI Option. As of December 27, 1998, Boston Chicken had the right under the BCI Option to purchase 2,124,579 shares of the Company's common stock at a weighted average price of $18.61.

     As of December 27, 1998, the Company had 14,196,865 shares of common stock reserved for issuance upon exercise of options and warrants.

12.  Related Party Transactions

     Boston Chicken is the majority stockholder of the Company. Boston Chicken charged the Company amounts aggregating approximately $10.2 million, $4.2 million and $6.9 million in fiscal 1996, 1997 and 1998, respectively, for software license, software maintenance, real estate, financial advisory and accounting fees, and interest.

     Pursuant to Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," all of the Company's former area developers may have been deemed to be related parties as a result of the parties' lending and franchise relationships. In addition, certain directors and officers and members of their families had a direct or indirect equity interest in the Company's area developers. Total royalties and franchise-related fees earned from all area developers were $19.9 million and $28.3 million in 1996 and 1997, respectively. Total interest income earned from all area developers was $6.0 million and $21.6 million in 1996 and 1997, respectively. The Company also sold to these entities, stores, inventory, equipment and other miscellaneous net assets for which it received approximately $49.9 million and $3.6 million in fiscal 1996 and 1997, respectively.

     Certain officers and directors of the Company are investors in Bagel Funding and had invested an aggregate of approximately $1.7 million in Bagel Funding at December 27, 1998. The Company is the manager of Bagel Funding but has no equity interest in Bagel Funding. Bagel Funding paid $0.5 million during 1996 to the Company in its capacity as manager.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

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

     The Company holds notes receivable from a stockholder of $3.4 million. The notes receivable bear interest at the applicable Reference Rate plus 1%. Principal and interest are due April 2001. The notes are collateralized by various assets. The notes, which were carried on the Company's books at $3.4 million as of December 28, 1997, were written off in the second quarter of 1998.

     During fiscal 1996, the Company paid approximately $98,000 to Bowana Aviation, Inc. ("Bowana") for the Company's use of aircraft owned by Bowana. A former director and a member of his family own Bowana. The Company believes that the amounts charged by Bowana were at rates at least comparable to those charged by unaffiliated third parties.

13.  Impairment of Long-Lived Assets

     In 1997, the Company recognized an impairment loss on various long-lived assets of $10.8 million, resulting primarily from the closure of a bagel dough production facility and the conversion to a Company-controlled system. The assets subject to the impairment loss had a net book value of $11.6 million before the impairment loss.

     In 1998, as part of the Company's ongoing evaluation, management made an assessment of the recoverability of certain long-lived assets. The assessment was made after the Company had operated and controlled the Einstein Bros. Bagels and Noah's New York Bagels stores for a period of one year. Based primarily upon the assessment of realized operating results, which were below those anticipated upon the acquisition of the Company's area developers in December 1997, and current revenue growth and cash flow projections, the Company determined that certain of its long-lived assets may be impaired.

     The assessment of possible impairment of long-lived assets, including goodwill, allocable to individual stores took into account current and anticipated store cash flow of the Company's Einstein Bros. Bagels and Noah's New York Bagels stores. For those store-level assets that were deemed to be impaired, the long-lived assets were written down to estimated fair value. Fair value of the long-lived assets was based upon the net present value of the estimated future cash flows from the Einstein Bros. Bagels and Noah's New York Bagels stores.

     Long-lived intangible assets that are not allocable to individual stores were also assessed for possible impairment. Such assessment took into account current and anticipated cash flow generated by the Einstein Bros. Bagels and Noah's New York Bagels concepts. Based upon the limited growth expectations for the Noah's New York Bagels concept, the cash flow generated by the Noah's New York Bagels stores, the limited potential royalty income, and estimated current market value of the Noah's New York Bagels concept, the unamortized intangible long-lived assets allocable to the Noah's New York Bagels concept were written off. Based on a similar assessment, the long-lived intangible assets allocable to the Einstein Bros. Bagels concept were not deemed to be impaired.

     As a result of the Company's assessment, the Company recorded an impairment of intangible assets and identifiable long-lived assets aggregating $212.4 million in fiscal year 1998, consisting of the following amounts: $125.5 million - goodwill, $20.4 million - trademarks and copyrights, $3.7 million - capitalized recipes and $62.8 million - property and equipment. Of these amounts, $138.8 million of impairment of long-lived assets, including

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES goodwill, is attributable to the store level assessment. The remaining $73.6 million of impairment is attributable to the goodwill and other intangibles allocable to the Noah's New York Bagels concept.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Einstein/Noah Bagel Corp.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Einstein/Noah Bagel Corp. and subsidiaries as of December 29, 1996, December 28, 1997 and December 27, 1998, and for the fiscal years ended December 29, 1996, December 28, 1997 and December 27, 1998 included in this Form 10-K, and have issued our report thereon dated February 17, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in Part IV, Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       ARTHUR ANDERSEN LLP



Denver, Colorado
February 17, 1999

                                                                     SCHEDULE II

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


                                                   Balance               Additions             Deductions
                                                     at                 charged to                 for                Balance
                                                  beginning              costs and              accounts             at end of
Classifications                                   of period              expenses              written-off             period
-----------------------------------------    -----------------     ------------------      ----------------      ----------------
Fiscal year ended December 27, 1998:
  Allowance for Doubtful Accounts........           $810,000       $                             $(27,535)             $782,465
Fiscal year ended December 28, 1997:
  Allowance for Doubtful Accounts........                                   810,000*                    -               810,000
Fiscal year ended December 29, 1996:
  Allowance for Doubtful Accounts........             81,000                      -               (81,000)                    -

*Of such amount, $0.8 million was charged to goodwill as the result of acquisitions made by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors. The information appearing under the caption "Election of Directors" in the Company's Proxy Statement dated April 1999 (the "Proxy Statement") is incorporated herein by reference.

     Executive Officers. Information with respect to executive officers of the Company is set forth under the caption "Executive Officers" in Item 1 of this report.

     Compliance with Section 16(a) of the Exchange Act. The information appearing under the caption "Principal Stockholders and Securities Ownership of Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement is incorporated herein by reference.

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

                                    Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, Schedules and Exhibits

    1. The Company's Consolidated Financial Statements are set forth in Part II,
       Item 8.

      A. Report of Independent Public Accountants (Arthur Andersen LLP);
      B. Consolidated Balance Sheets at December 28, 1997 and December 27, 1998;
      C. Consolidated Statements of Operations for the fiscal years ended December 29, 1996, December 28, 1997 and December 27, 1998;
      D. Consolidated Statements of Stockholders' Equity for the fiscal years ended December 29, 1996, December 28, 1997 and December 27, 1998;
      E. Consolidated Statements of Cash Flows for the fiscal years ended December 29, 1996, December 28, 1997 and December 27, 1998; and
      F. Notes to Consolidated Financial Statements.

   2. The following schedules are set forth in Part II, Item 8.

      A. Report of Independent Public Accountants (Arthur Andersen LLP); and
      B. Schedule II - Valuation and Qualifying Accounts.

   3. Exhibits

     The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

   (i)   The Company's Amended and Restated 1995 Stock Option Plan.
   (ii)  The Company's 1996 Stock Option Plan for Non-Employee Directors.
   (iii) The Company's Amended and Restated 1997 Stock Option Plan.
   (iv)  The Company's Restated 1997 ENBP Stock Option Plan.
   (v) Letter Agreement dated March 25, 1998 between the Company and David G. Stanchak.
   (vi) Termination Agreement dated as of May 1, 1998 between the Company and Jeffrey L. Butler.
   (vii) Employment Agreement dated September 11, 1998 between the Company and Robert M. Hartnett (the "Hartnett Agreement").
   (viii)Amendment to Hartnett Agreement dated January 14, 1999.
   (ix) Severance Agreement dated May 8, 1998 between the Company and Paul J.B. Murphy III.
   (x) Severance Agreement dated May 8, 1998 between the Company and W. Eric Carlborg.
   (xi) Severance Agreement dated May 8, 1998 between the Company and Gail A. Lozoff.
   (xii) 1998 Staff Bonus Plan.

(b)  Reports on Form 8-K

     During the fourth quarter of fiscal 1998, the Company filed three reports on Form 8-K dated October 5, 1998, October 13, 1998 and December 2, 1998.

     The report on Form 8-K dated October 5, 1998 reported under Item 5. (Other Events) Boston Chicken's filing for protection under Chapter 11 of the federal bankruptcy laws and Boston Chicken's termination of its engagement with Morgan Stanley & Co., who had previously been engaged by Boston Chicken to advise and assist Boston Chicken in connection with the sale of all or a portion of the shares of common stock of the Company owned by Boston Chicken.

     The report on Form 8-K dated October 13, 1998 reported under Item 5. (Other Events) that the Company had been notified by the Nasdaq Stock Market that it had determined that the Company was not in compliance with certain requirements for continued listing of its common stock on the Nasdaq National Market.

     The report on Form 8-K dated December 2, 1998 reported under Item 5. (Other Events) that the Company had entered into a memorandum of understanding setting forth an agreement in principle to settle certain outstanding securities litigation pending against the Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 1999

                                  EINSTEIN/NOAH BAGEL CORP.



                                  By:  /s/ Robert M. Hartnett
                                  --------------------------------------------
                                                   Robert M. Hartnett
                                                 Chairman of the Board,
                                         Chief Executive Officer and President
                                             (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1999.

                       Signature                                                   Title
                       ---------                                                   -----
          /s/ Robert M. Hartnett                         Chairman of the Board, Chief Executive Officer,
-------------------------------------------------------  President and Director
              Robert M. Hartnett                         (Principal Executive Officer)

          /s/ W. Eric Carlborg                           Chief Financial Officer
-------------------------------------------------------  (Principal Financial Officer)
              W. Eric Carlborg

          /s/ Paula E. Manley                            Vice President - Operations Finance and Controller
-------------------------------------------------------  (Principal Accounting Officer)
              Paula E. Manley

          /s/ Gail A. Lozoff                             Chief Marketing Officer and Director
-------------------------------------------------------
              Gail A. Lozoff

          /s/ J. Michael Jenkins                         Director
-------------------------------------------------------
              J. Michael Jenkins

          /s/ John H. Muehlstein, Jr.                    Director
-------------------------------------------------------
              John H. Muehlstein, Jr.

          /s/ David G. Stanchak                          Director
-------------------------------------------------------
              David G. Stanchak

                                   EXHIBITS

      Exhibit No.                                       Description of Exhibit +
-----------------------     -------------------------------------------------------------------------------

   3.1                        Restated Certificate of Incorporation of the Company ("Certificate of
                              Incorporation") (incorporated by reference to Exhibit 3 to the Company's
                              Quarterly Report on Form 10-Q for the quarter ended October 6, 1996).

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

                                   Exhibit-1

       Exhibit No.                                      Description of Exhibit +
--------------------------    ----------------------------------------------------------------------------
   10.1(a)                    Amended and Restated Secured Credit Agreement ("Secured Credit Agreement")
                              dated as of November 21, 1997 among the Company, Bank of America National
                              Trust and Savings Association ("Bank of America"), as Agent and Issuing
                              Lender, General Electric Capital Corporation, as Co-Agent and the Lenders
                              named therein (incorporated by reference to Exhibit 10.6 to the Company's
                              Current Report on Form 8-K dated November 21, 1997).

   10.1(b)                    First Amendment and Waiver dated March 27, 1998 to Secured Credit Agreement
                              (incorporated by reference to Exhibit 10.4 (b) to the Company's 1997 Annual
                              Report on Form 10-K.)

   10.1(c)                    Second Amendment and Waiver dated October 4, 1998 to Secured Credit
                              Agreement (incorporated by reference to Exhibit 10.1 to the Company's
                              Quarterly Report on Form 10-Q for the quarter ended October 4, 1998).

   10.1(d)                    Third Amendment and Waiver dated January 29, 1999 to Secured Credit
                              Agreement.

   10.2                       Amended and Restated 1995 Stock Option Plan of the Company.

   10.3                       The Company's 1996 Stock Option Plan for Non-Employee Directors
                              (incorporated by reference to Exhibit 10.11 to the Company's Registration
                              Statement on Form S-1 (Registration No. 333-04725)).

   10.4                       Amended and Restated 1997 Stock Option Plan of the Company.

   10.5                       Restated 1997 ENBP Stock Option Plan of the Company (incorporated by reference to Exhibit 4.12 to the Company's Registration Statement on Form
                              S-8 (Reg. No. 333-44353)).

   10.6(a)                    Amended and Restated Accounting and Administration Services Agreement dated as of May 28, 1996 between Boston Chicken and the Company (incorporated by reference to Exhibit 10.12(a) to the Company's Registration Statement on
                              Form S-1 (Registration No. 333-04725)).

   10.6(b)                    First Amendment to Amended and Restated Accounting and Administration
                              Services Agreement dated as of June 17, 1996 between Boston Chicken and the
                              Company (incorporated by reference to Exhibit 10.12(b) to the Company's
                              Registration Statement on Form S-1 (Registration No. 333-04725)).

   10.6(c)                    Second Amendment dated June 25, 1998 to Amended and Restated Accounting and
                              Administrative Services Agreement between Boston Chicken and the Company
                              (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 12, 1998).

+ In the case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802.

                                   Exhibit-2

      Exhibit No.                                        Description of Exhibit +
--------------------------    ------------------------------------------------------------------------------
   10.7(a)                    Amended and Restated Computer and Communications Systems Services Agreement
                              dated as of June 17, 1996 between Boston Chicken and the Company
                              (incorporated by reference to Exhibit 10.15(a) to the Company's Registration
                              Statement on Form S-1 (Registration No. 333-04725)).

   10.7(b)                    First Amendment to the Amended and Restated Computer and Communications
                              Systems Services Agreement dated as of June 17, 1996 between Boston Chicken and the Company (incorporated by reference to Exhibit 10.15(b) to the
                              Company's Registration Statement on Form S-1 (Registration No. 333-04725)).

   10.7(c)                    Second Amendment to the Amended and Restated Computer and Communications
                              Systems Services Agreement between Boston Chicken and the Company
                              (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 12, 1998).

   10.8++                     Amended and Restated Project and Approved Supplier Agreement dated May 1,
                              1998 among the Company, Harlan Bagel Supply Company, L.L.C. ("Harlan Bagel
                              Supply"), Harlan Bakeries, Inc. ("Harlan Bakeries") and Hal P. Harlan, Hugh
                              P. Harlan and Doug H. Harlan (the "Harlans") (incorporated by reference to
                              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 12, 1998).

   10.9                       Amended and Restated Option Agreement dated May 1, 1998 among Harlan Bagel
                              Supply, the Harlans and the Company (incorporated by reference to Exhibit
                              10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                              July 12, 1998).

   10.10                      Amended and Restated Right of First Refusal Agreement dated May 1, 1998 among Harlan Bakeries, the Harlans and the Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for
                              the quarter ended July 12, 1998).

   10.11                      Sixth Amended and Restated Limited Liability Company Agreement of Bagel
                              Store Development Funding, L.L.C. ("Bagel Funding") dated as of December 5,
                              1997 (incorporated by reference to Exhibit 10.16 to the Company's 1997
                              Annual Report on Form 10-K).

   10.12(a)                   Limited Partnership Agreement of Bagel Partners (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November
                              21, 1997).


   10.12(b)                   First Amendment dated March 25,1998 to Limited Partnership Agreement of
                              Bagel Partners (incorporated by reference to Exhibit 10.18(b) to the
                              Company's 1997 Annual Report on Form 10-K).

+ In the case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802.

++ Confidential treatment granted.

                                   Exhibit-3

       Exhibit No.                                        Description of Exhibit +
-------------------------     --------------------------------------------------------------------------------
   10.13                      Loan Agreement dated December 5, 1997 by and between the Company and Bagel
                              Partners (incorporated by reference to Exhibit 10.3 to the Company's Current
                              Report on Form 8-K dated November 21, 1997).

   10.14                      Amended and Restated Development Agreement dated December 5, 1997 by and between the Company and Bagel Partners ("Development Agreement")
                              (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 21, 1997).

   10.15                      Addendum No. 2 to Development Agreement dated July 25, 1998.

   10.16                      Addendum No. 3 to Development Agreement dated February 3, 1989.

   10.17                      Services Agreement dated as of December 15, 1997 by and between the Company and Bagel Partners (incorporated by reference to Boston Chicken's Current
                              Report on Form 8-K dated December 5, 1997).

   10.18                      Office Sublease dated as of December 20, 1996 between the Company and Boston
                              Chicken (incorporated by reference to Exhibit 10.23 to the Company's 1997
                              Annual Report on Form 10-K).

   10.19                      First Amendment to Office Sublease effective as of May 1, 1998 between the
                              Company and Boston Chicken (incorporated by reference to Exhibit 10.7 of the
                              Company's Quarterly Report on Form 10-K for the quarter ended July 12, 1998).

   10.20                      Letter Agreement dated March 25, 1998 between the Company and David G.
                              Stanchak (incorporated by reference to Exhibit 10.4 to the Company's
                              Quarterly Report on Form 10-Q for the quarter ended April 19, 1998.)

   10.21                      Termination Agreement dated as of May 1, 1998 between the Company and
                              Jeffrey L. Butler (incorporated by reference to Exhibit 10.5 to the
                              Company's Quarterly Report on Form 10-Q for the quarter ended April 19,
                              1998).

   10.22(a)                   Employment Agreement dated September 11, 1998 between the Company and Robert
                              M. Hartnett ("Hartnett Agreement") (incorporated by reference to Exhibit
                              10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                              October 4, 1998).

   10.22(b)                   Amendment to Hartnett Agreement dated January 14, 1999.

   10.23                      Severance Agreement dated May 8, 1998 between the Company and Paul J.B.
                              Murphy III.

   10.24                      Severance Agreement dated May 8, 1998 between the Company and W. Eric
                              Carlborg (incorporated by reference to Exhibit 10.11 to the Company's
                              Quarterly Report on Form 10-Q for the quarter ended July 12, 1998).

+ In the case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802.

                                   Exhibit-4

       Exhibit No.                                       Description of Exhibit +
-------------------------     -------------------------------------------------------------------------------
   10.25                      Severance Agreement dated May 8, 1998 between the Company and Gail A. Lozoff
                              (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 12, 1998).

   10.26                      Concurrent Offering Purchase Agreement (included in Exhibit 4.7).

   10.27                      1999 Staff Bonus Plan.

   12                         Statement regarding Computation of Ratios.

   21                         Subsidiaries of the Company.

   23.1                       Consent of Arthur Andersen LLP with respect to the Audited Consolidated
                              Financial Statements of the Company and the Supplemental Schedules Contained
                              in Part IV.

   27.1                       Financial Data Schedule for Fiscal Year Ended December 27, 1998.

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