Form 10-Q
period 1999-04-18
EINSTEIN NOAH BAGEL CORP
filed 1999-06-02
CIK 1007184

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 18, 1999

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

Number of shares of common stock, $.01 par value per share, outstanding as of May 28, 1999: 34,083,681 (includes 813,146 shares of common stock held by a subsidiary of the Company).

                           EINSTEIN/NOAH BAGEL CORP.

                                     INDEX

                                                                        Page No.
                                                                        -------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

           Consolidated Balance Sheets as of December 27, 1998 and
             April 18, 1999............................................     3

           Consolidated Statements of Operations for the quarters
             ended April 19, 1998 and April 18, 1999...................     4

           Consolidated Statements of Cash Flows for the quarters
             ended April 19, 1998 and April 18, 1999...................     5

           Notes to Consolidated Financial Statements..................     6

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................     8

       Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk..........................................    13

PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings......................................    14

       Item 6.  Exhibits and Reports on Form 8-K.......................    14

       Signature Page..................................................    15

       Exhibit Index...................................................    16

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                     December 27,   April 18,
                                                                         1998          1999
                                                                     ------------   ---------
ASSETS
Current Assets:
  Cash and cash equivalents........................................     $   3,766   $   5,041
  Accounts receivable..............................................         1,716       1,392
  Inventories......................................................         9,672       8,907
  Prepaid expenses and other current assets........................         1,699       1,713
                                                                        ---------   ---------
     Total current assets..........................................        16,853      17,053

Property and Equipment, net........................................       122,403     121,729
Goodwill, net......................................................       223,482     220,066
Trademarks, net....................................................         2,065       2,072
Recipes, net.......................................................         2,670       2,574
Other Assets, net..................................................         7,669       6,884
                                                                        ---------   ---------
     Total assets..................................................     $ 375,142   $ 370,378
                                                                        =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.................................................     $  17,804   $  11,202
  Accrued expenses.................................................        23,284      31,177
  Current portion of senior term loan..............................         6,000       6,000
                                                                        ---------   ---------
     Total current liabilities.....................................        47,088      48,379

Revolving Credit Facility..........................................         5,625       7,925
Long-Term Portion of Senior Term Loan..............................        18,000      16,500
Convertible Subordinated Debentures................................       125,000     125,000
Other Noncurrent Liabilities.......................................        16,140      15,921
Minority Interest..................................................        33,931      32,997

Stockholders' Equity:
  Preferred Stock - $.01 par value; 20,000,000 shares authorized;
     no shares issued and outstanding..............................             -           -
  Common Stock - $.01 par value; 200,000,000 shares authorized;
     issued:  34,083,681 shares in December 1998 and April 1999....           341         341
  Additional paid-in capital.......................................       377,616     377,616
  Treasury stock, at cost (813,146 shares
     in December 1998 and April 1999)..............................        (5,261)     (5,261)
  Accumulated deficit..............................................      (243,338)   (249,040)
                                                                        ---------   ---------
     Total stockholders' equity....................................       129,358     123,656
                                                                        ---------   ---------
       Total liabilities and stockholders' equity..................     $ 375,142   $ 370,378
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

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                 Quarter Ended
                                             ----------------------
                                             April 19,   April 18,
                                                1998        1999
                                             ---------   ---------
Revenue:
  Store revenue............................   $110,475    $112,353

Costs and Expenses:
  Store:
     Cost of products sold.................     38,572      37,485
     Salaries and benefits.................     35,380      35,394
     Other controllable costs..............      9,269       9,187
     Rent, occupancy and related costs.....     10,589      11,350
     Marketing expenses....................      3,968       3,371
     Depreciation and amortization.........      6,178       3,622
                                              --------    --------
       Total store costs and expenses......    103,956     100,409
  Non-Store:
     Salaries, benefits, general and
       administrative......................     14,888      10,563
     Depreciation and amortization
       (excluding goodwill amortization)...      1,045         900
     Goodwill amortization.................      3,247       3,415
                                              --------    --------
       Total non-store costs and expenses..     19,180      14,878
                                              --------    --------
       Total costs and expenses............    123,136     115,287
                                              --------    --------

Income (Loss) from Operations..............    (12,661)     (2,934)

Other Income (Expense):
  Interest income..........................        246           -
  Interest expense.........................     (3,591)     (3,671)
  Other....................................          -         (31)
                                              --------    --------
     Total other income (expense)..........     (3,345)     (3,702)
                                              --------    --------

Income (Loss) before Income Taxes and
  Minority Interest........................    (16,006)     (6,636)
Income Taxes...............................          -           -
Minority Interest in Loss of Subsidiary....     (2,589)       (934)
                                              --------    --------
Net Income (Loss)..........................   $(13,417)   $ (5,702)
                                              ========    ========

Basic Earnings (Loss) per Share............     $(0.41)     $(0.17)
                                              ========    ========
Diluted Earnings (Loss) per Share..........     $(0.41)     $(0.17)
                                              ========    ========
Weighted Average Number of Common
  Shares Outstanding:
     Basic.................................     32,520      33,271
                                              ========    ========
     Diluted...............................     32,520      33,271
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

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                              Quarter Ended
                                                                 ------------------------------------
                                                                     April 19,            April 18,
                                                                        1998                 1999
                                                                 ---------------      ---------------
Cash Flows from Operating Activities:
  Net income (loss).........................................            $(13,417)            $ (5,702)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................              10,470                7,937
    Minority interest.......................................              (2,589)                (934)
    Provision for write-down of assets......................                   -                  353
    Changes in assets and liabilities:
      Accounts receivable...................................                 467                  324
      Accounts payable and accrued expenses.................              (9,101)               1,321
      Other assets and liabilities..........................                (150)                 547
                                                                 ---------------      ---------------
        Net cash provided by (used in) operating activities.             (14,320)               3,846
                                                                 ---------------      ---------------

Cash Flows from Investing Activities:
  Purchase of property and equipment........................             (10,684)              (3,335)
  Purchase of other assets..................................                (426)                 (36)
                                                                 ---------------      ---------------
    Net cash used in investing activities...................             (11,110)              (3,371)
                                                                 ---------------      ---------------

Cash Flows Provided by (Used in) Financing Activities:
  Borrowings under credit facility..........................                   -               48,550
  Repayments under credit facility..........................              (1,500)             (47,750)
                                                                 ---------------      ---------------
    Net cash provided by (used in) financing activities.....              (1,500)                 800
                                                                 ---------------      ---------------
Net Decrease in Cash and Cash Equivalents...................             (26,930)               1,275
Cash and Cash Equivalents, beginning of period..............              34,148                3,766
                                                                 ---------------
Cash and Cash Equivalents, end of period....................            $  7,218             $  5,041
                                                                 ===============      ===============


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The consolidated interim financial statements have been prepared by Einstein/Noah Bagel Corp. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of April 18, 1999 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information are included in the audited consolidated financial statements filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 27, 1998. The consolidated results of operations for the quarter ended April 18, 1999 are not necessarily indicative of the results expected for the full year.

2. Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Effective December 28, 1998, the Company elected to change the period used for amortization of goodwill and trademarks from 35 to 20 years. The Company has reflected this change in estimate on a prospective basis.

3. Commitments and Contingencies

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

   Bagel Store Development Funding, L.L.C. ("Bagel Funding") has invested a total of approximately $89.6 million, representing an approximately 22% equity interest, in Einstein/Noah Bagel Partners, L.P., a majority-owned subsidiary of the Company ("Bagel Partners"). The Company is the manager of Bagel Funding. Bagel Funding has the right to require Bagel Partners or the Company to redeem Bagel Funding's equity interest in Bagel Partners at a pre-determined formula price based on store level cash flow of Bagel Partners in the event that, at any time after December 5, 1999 and prior to June 5, 2001, the Company does not consent to a public offering of such equity interests or the termination of certain rights and obligations under franchise and license agreements between the Company and Bagel Partners. The formula price is determined by multiplying Bagel Funding's percentage interest in Bagel Partners by an enterprise valuation of Bagel Partners. Such enterprise valuation is equal to Bagel Partner's income from operations before general and administrative expenses, depreciation and amortization but after franchise royalties and marketing expenses (determined by annualizing the highest of the two fiscal quarters prior to the quarter in which the right is exercised), multiplied by 6.5, less the amount of any outstanding indebtedness of Bagel Partners plus the amount of any cash balances of Bagel Partners. Bagel Funding's right becomes exercisable prior to December 5, 1999 if there is a Change in Control (as defined in the Bagel Partners partnership agreement) of the Company. The Company or Bagel Partners may pay the purchase price for such equity interests in cash, shares of the Company's common stock or a combination thereof.

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

   The settlement of the litigation is being funded with proceeds of director and officer liability insurance policies and is subject to certain customary conditions, including final approval of the United States District Court for the

District of Colorado where the lawsuit is pending. As also required by the settlement agreement, the United States Bankruptcy Court for the District of Arizona which has jurisdiction over the Chapter 11 bankruptcy case of Boston Chicken, Inc., the Company's majority stockholder ("Boston Chicken") has granted relief from the automatic stay in effect in the Boston Chicken bankruptcy case to permit the settlement to be funded with proceeds of the insurance policies, which cover directors and officers of both Boston Chicken and the Company.

   The Company has been informed by the Underwriters that they have reached an agreement in principle to settle the litigation against the Underwriters. The Company has agreed in principle to pay $0.6 million as part of such settlement.

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


General

   As of May 28, 1999, Boston Chicken held approximately 51% of the voting stock of the Company. In addition, Boston Chicken has an option that permits it to maintain ownership of shares of common stock having up to 52% of the voting power of all of the outstanding shares of capital stock of the Company having the power generally to vote in the election of directors.

   The Company and Boston Chicken are parties to various fee service agreements, pursuant to which Boston Chicken provides to the Company certain accounting and administration and computer and communications services. In January 1999, the Company's management informed Boston Chicken that the Company intended to develop a business infrastructure that will permit it to perform those services independently. The Company and Boston Chicken have had discussions regarding this transition, although the terms on which the Company may be able to transition from the existing fee service agreements are not known at this time. The failure of the Company to negotiate acceptable transition terms, the inability to effect the transition on a timely basis or the interruption of services provided by Boston Chicken prior to the Company's development and implementation of a satisfactory business infrastructure could have a material adverse effect on the Company. See "Special Note Regarding Forward-Looking Statements" on page 8.

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

   The transition to a business structure and systems that are independent of Boston Chicken will require the dedication of significant management resources and may distract attention from the day-to-day business of the Company, which could adversely affect the Company's business and operating results. In addition, there can be no assurance that the new systems will be implemented in a timely fashion or that the cost of such implementation will not exceed the amount estimated by the Company. See "Liquidity and Capital Resources" on page
10. The failure to implement such systems in a timely manner or at the budgeted cost could have a material adverse effect on the Company. There can also be no assurance that the Company will be able to hire and train sufficient qualified personnel to perform the required services in a timely manner and on acceptable terms. See "Special Note Regarding Forward-Looking Statements" on page 8.


Results of Operations

   Revenue. Total store net revenue increased 1.7% to $112.4 million for the quarter ended April 18, 1999 compared to $110.5 million for the prior comparable quarter. The increase in store net revenue was due to an increase in average net weekly per store sales of 4.7% to $12,946 from $12,360 for the prior comparable period. Average net weekly per store sales represents weekly per store average revenue, after customer and employee discounts, for all stores open at the end of the periods presented. The increase in average net weekly per store sales was due to a higher proportion of mature stores in comparison to the prior year and to the effect of several previously instituted Company initiatives, including a new lunch menu, higher menu prices, closure of underperforming stores, and focus on improved store level operations offset by declines due to less marketing spending. These Company initiatives have to date proven more effective in the Company's Einstein Bros. Bagels concept than in its Noah's New York Bagels concept.

   The average number of stores in operation decreased to 536 for the quarter from 554 for the prior comparable quarter.

   Comparable store sales increased 2.3% from the prior comparable quarter. Comparable store sales represent average net weekly per store sales for stores open since the beginning of the prior year's comparable period. There are 518 stores in the comparable store sales base.

   Store Costs and Expenses. Cost of products sold as a percent of store revenue decreased to 33.4% for the quarter ended April 18, 1999 from 34.9% for the prior comparable quarter. The decrease was attributable to a prior year charge of approximately $0.8 million associated with the closing of a bagel production plant and improved management of food costs in the first quarter of 1999.

   Salaries and benefits as a percent of store revenue decreased to 31.5% for the quarter ended April 18, 1999 from 32.0% for the prior comparable quarter. The decrease reflected the Company's ability to leverage store labor as average net weekly per store sales increased.

   Other controllable costs (such as utilities, repair and maintenance, and supplies) were relatively constant at 8.2% of store revenue for the quarter ended April 18, 1999 compared to 8.4% for the prior comparable quarter.

   Rent, occupancy and related costs as a percent of store revenue increased to 10.1% for the quarter ended April 18, 1999 from 9.6% for the prior comparable quarter. The increase reflects greater average rents per store in part associated with larger stores in premium locations as the Company continued to focus on closing underperforming stores in poor locations.

   Marketing expenses as a percent of store revenue decreased to 3.0% for the quarter ended April 18, 1999 from 3.6% for the prior comparable quarter. The decrease was the result of a decision to reduce marketing spending in fiscal 1999.

   As a result of the factors described above, store margins before depreciation and amortization as a percent of store revenue increased to 13.9% for the quarter ended April 18, 1999 from 11.5% for the prior comparable quarter.

   Depreciation and amortization as a percent of store revenue decreased to 3.2% for the quarter ended April 18, 1999 from 5.6% for the prior comparable quarter. The decrease was the result of the charge taken in the fourth quarter of 1998 for impairment of long-lived assets.

   Salaries, Benefits, General and Administrative. Salaries, benefits, general and administrative expenses as a percent of total revenue decreased to 9.4% for the quarter ended April 18, 1999 from 13.5% for the prior comparable quarter. The decrease was primarily due to a prior year reduction in force and an associated one-time charge of $1.5 million for severance offset by a one-time charge of $1.1 million related to store closures in the first quarter of 1999.

   Depreciation and Amortization. Non-store depreciation and amortization (excluding goodwill amortization) as a percent of total revenue remained relatively constant at 0.8% for the quarter ended April 18, 1999, compared to 0.9% for the prior comparable quarter. Goodwill amortization as a percent of total revenue also remained relatively constant at 3.0% for the quarter from 2.9% for the prior comparable quarter. The net changes reflect an increase due to shortened useful lives of trademarks and goodwill offset by the decrease in the remaining balances as a result of the charge for impairment of long-lived assets taken in the last quarter of 1998.

   Other Expense. The Company incurred other expense of $3.7 million for the quarter ended April 18, 1999 compared to other expense of $3.3 million for the prior comparable quarter. The increase was due to the reduction in interest income related to the higher average cash balance in the prior comparable period.

   Minority Interest. The minority interest in losses of Bagel Partners was $0.9 million for the quarter ended April 18, 1999 compared to $2.6 million for the quarter ended April 19, 1998.

   Income Taxes. Because of the uncertainty of utilizing the loss incurred in 1999, no income tax benefit was established.


Liquidity and Capital Resources

   The Company's primary sources of capital in 1998 and the first quarter of 1999 were from borrowings under the Company's revolving credit facility and internally generated cash from operations. Cash provided by operations for the quarter ended April 18, 1999 was $3.8 million compared to $14.3 million of cash used in operations for the quarter ended April 19, 1998. The increase in cash provided was due primarily to the prior comparable period reduction in working capital related to a decrease in accounts payable and accrued expenses and a decrease in net loss to $5.7 million from $13.4 million in the prior comparable quarter.

   The Company is party to a secured credit agreement with Bank of America National Trust and Savings Association and the lenders named therein (the "Credit Facility"), that consists of a secured term loan facility, under which $22.5 million was outstanding at April 18, 1999, and a $25.0 million secured revolving credit facility, of which $7.9 million was outstanding as of April 18, 1999. Amounts available under the $25.0 million revolving credit facility are subject to an incurrence test based on the ratio of senior indebtedness to cash flow. The Credit Facility contains financial covenants that require the Company to maintain certain minimum average weekly net sales levels and to comply with ratios of system cash flow to senior indebtedness and pro forma fixed charges.

   For the quarter ended April 18, 1999, the Company's primary uses of capital, other than providing working capital for normal operating expenses, consisted of expenditures for store development and refurbishment, development and maintenance of its corporate infrastructure and investments in commissaries. During the quarter ended April 18, 1999, the Company expended $3.3 million on construction of new stores, corporate infrastructure and investments in commissaries. For the prior comparable quarter, the Company expended $10.7 million related to development of new stores, a majority of which were opened in the fourth quarter of 1997, and corporate infrastructure and investments in commissaries.

   Cash provided by financing activities was $0.8 million for the quarter ended April 18, 1999 resulting from the net borrowings and repayments under the Company's credit facility.

   The Company's primary uses of capital in 1999, other than providing working capital for normal operating expenses, are expected to consist primarily of satisfaction of current liabilities, expenditures related to the development of business infrastructure and systems, including the acquisition of hardware, software licenses, maintenance and support for enterprise and store systems, expenditures related to building and opening a small number of new stores and refurbishing existing stores, and payment of principal and interest on outstanding indebtedness. The Company estimates that the aggregate cost associated with acquiring and implementing new enterprise systems will be approximately $3.8 million (of which approximately $1.5 million has been incurred) and that the capital cost associated with upgrading store systems to become Year 2000 compliant will be approximately $1.6 million (of which less than $0.1 million has been incurred), primarily to purchase hardware that will accommodate Year 2000 compliant software. In addition, the Company expects to incur additional capital costs in obtaining ownership of software licenses, including licenses for back office and point-of-sale store systems, and additional operating expenses in building and operating a business infrastructure to perform services that to date have been provided to the Company by Boston Chicken. Moreover, until such time as the Company's fee service agreements with Boston Chicken expire or are terminated, the Company will continue to be obligated to pay fees to Boston Chicken under those agreements in addition to paying the expenses of building and operating its own infrastructure.

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

   Boston Chicken has informed the Company that the information technology systems it provides are, or will be by November 1, 1999, Year 2000 compliant. Such systems include back office and point of sale store systems as well as financial, human resources, payroll and desktop systems utilized at the Company's support center. In addition to the public disclosure provided by Boston Chicken with respect to its Year 2000 compliance efforts, the Company receives periodic reports from Boston Chicken management relating to Year 2000 issues. In addition to the fees the Company pays to Boston Chicken under the computer and communications services agreement, the Company expects to incur capital expenditures of approximately $1.6 million, primarily to purchase hardware for store systems that will accommodate Year 2000 compliant software. The Company intends to continue monitoring Boston Chicken's Year 2000 compliance efforts on a regular basis with respect to systems provided by Boston Chicken and to seek assurances of Year 2000 compliance from any other vendors who may grant licenses to the Company or support its information technology systems in the future. See "Special Note Regarding Forward-Looking Statements" on page 8.

   The Company has received assurances from the third party software vendor that is providing the Company with a software license and support services for its enterprise systems that the software will be Year 2000 compliant. The Company has received similar assurances from its principal third party systems hardware vendor. The Company intends to seek assurances of Year 2000 compliance from other vendors of systems software, hardware and services. See "Special Note Regarding Forward-Looking Statements" on page 8.

   The Company has also implemented a program to obtain third party vendor assurances of Year 2000 compliance. The Company is currently in the process of assessing the impact on the Company if any of its third-party vendors are not Year 2000 compliant. Management of the Company expects to meet with its most significant vendors, such as its bagel and cream cheese suppliers and its distribution vendor, during the second fiscal quarter in 1999 to discuss their Year 2000 compliance plans. The Company has sent to substantially all other vendors, including the Company's landlords, equipment vendors, service providers and banks, letters requesting written assurance of Year 2000 compliance on a timely basis. Management intends to evaluate all vendor responses and, if any response is deemed inadequate, to follow-up with letters, telephone calls and/or meetings with the applicable vendor. Throughout this process, management of the Company will assess both the likelihood of compliance by the vendor and the impact on the Company if it is determined that the vendor will not be compliant on a timely basis. To the extent that the Company determines that a significant vendor is not likely to be Year 2000 compliant in a timely manner, the Company intends to develop contingency plans, including obtaining alternative sources for any product or service material to maintaining uninterrupted business operations. The Company expects that its third party vendor compliance program, including the development of contingency plans, if necessary, will be complete by the end of its third fiscal quarter in 1999. See "Special Note Regarding Forward-Looking Statements" on page 8.

   The Company's Year 2000 compliance efforts involve a significant amount of time and effort by management and employees, the total cost of which is difficult to precisely estimate. The Company does not, however, anticipate that these costs will be material to the Company. The Company does not expect significant business disruptions arising from the failure of its third party vendors to be Year 2000 compliant on a timely basis; however, compliance efforts of Boston Chicken, other providers of information technology systems and other third party vendors are not within the Company's control. There can be no assurance that all of such persons will be Year 2000 compliant, or that the Company will successfully develop and implement satisfactory contingency plans on a timely basis. The occurrence of any such event could have a material adverse effect on the financial condition or results of operations of the Company. See "Special Note Regarding Forward-Looking Statements" on page 8.

Quantitative and Qualitative Disclosures About Market Risk

   Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments.

   As of April 18, 1999, $30.4 million of floating-rate debt was exposed to changes in interest rates compared to $29.6 million at December 27, 1998. This exposure was primarily linked to the prime lending rate. A hypothetical 10% change in the prime lending rate would not have had a material effect on the Company's annual earnings.

   As of April 18, 1999 and December 27, 1998, the Company also had $125.0 million of fixed-rate convertible subordinated debentures due 2004. A hypothetical 10% change in interest rates on this debt would affect the market value of these financial instruments.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The information set forth under Note 2 of the Company's Notes to Consolidated Financial Statements contained in Part I of this Form 10-Q is incorporated herein by reference thereto.


Item 6.  Exhibits and Reports on Form 8-K

     A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

     B. Reports on Form 8-K: During the quarter ended April 18, 1999, the Company filed a current report on Form 8-K dated February 12, 1999 and a current report on Form 8-K dated February 17, 1999. The report dated February 12, 1999 disclosed under Item 5 that the Company had entered into an agreement to settle a securities class action lawsuit against the Company and certain of its former officers and directors. The report dated February 17, 1999 referred in Item 5 to the Company's press release containing its results of operations for the fourth quarter of fiscal 1998 and included a copy of such press release as an exhibit.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EINSTEIN/NOAH BAGEL CORP.



Date:  June 2, 1999                         /s/ Robert M. Hartnett
                                      -------------------------------------
                                                Robert M. Hartnett
                                              Chairman of the Board,
                                      Chief Executive Officer and President



Date:  June 2, 1999                         /s/ Paula E. Manley
                                      -------------------------------------
                                                Paula E. Manley
                                            Chief Financial Officer

                                 EXHIBIT INDEX

10.1 Fourth Amendment and Waiver dated as of May 15, 1999 to Amended and Restated Secured Credit Agreement dated as of November 21, 1997 among the Company, Bank of America National Trust and Savings Association, as Agent and Issuing Lender, General Electric Capital Corporation, as Co-Agent and the Lenders named therein.

10.2  Amended and Restated 1996 Stock Option Plan for Non-Employee Directors.

27    Financial Data Schedule.