Form 10-Q
period 1999-07-11
EINSTEIN NOAH BAGEL CORP
filed 1999-08-18
CIK 1007184

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 11, 1999

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

                       Yes     X     No
                            -------      ------

Number of shares of common stock, $.01 par value per share, outstanding as of August 16, 1999: 34,083,681 (includes 813,146 shares of common stock held by a subsidiary of the Company).

                           EINSTEIN/NOAH BAGEL CORP.

                                     INDEX

                                                                                            Page No.
                                                                                            -------
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                    Consolidated Balance Sheets as of December 27, 1998 and
                    July 11, 1999...........................................................   3

                    Consolidated Statements of Operations for the quarter and
                    two quarters ended July 12, 1998 and July 11, 1999......................   4

                    Consolidated Statements of Cash Flows for the
                    two quarters ended July 12, 1998 and July 11, 1999......................   5

                    Notes to Consolidated Financial Statements..............................   6

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................   8

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk..............  14

PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings.......................................................  15

         Item 4.    Submission of Matters to a Vote of Security Holders.....................  15

         Item 5.    Other Information.......................................................  15

         Item 6.    Exhibits and Reports on Form 8-K........................................  16

         Signature Page.....................................................................  17

         Exhibit Index......................................................................  18

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                     December 27,    July 11,
                                                                         1998          1999
                                                                     -------------  -----------
                                                                                    (unaudited)
ASSETS
------
Current Assets:
  Cash and cash equivalents........................................     $   3,766    $   4,326
  Accounts receivable..............................................         1,716        1,339
  Inventories......................................................         9,672        8,881
  Prepaid expenses and other current assets........................         1,699        1,550
                                                                        ---------    ---------
     Total current assets..........................................        16,853       16,096

Property and Equipment, net........................................       122,403      121,768
Goodwill, net......................................................       223,482      217,335
Trademarks, net....................................................         2,065        2,063
Recipes, net.......................................................         2,670        2,502
Other Assets, net..................................................         7,669        6,359
                                                                        ---------    ---------
     Total assets..................................................     $ 375,142    $ 366,123
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable.................................................     $  17,804    $  13,255
  Accrued expenses.................................................        23,284       27,174
  Current portion of senior term loan..............................         6,000        6,000
                                                                        ---------    ---------
     Total current liabilities.....................................        47,088       46,429

Revolving Credit Facility..........................................         5,625        9,975
Long-Term Portion of Senior Term Loan..............................        18,000       15,000
Convertible Subordinated Debentures................................       125,000      125,000
Other Noncurrent Liabilities.......................................        16,140       15,770
Minority Interest..................................................        33,931       33,026

Stockholders' Equity:
  Preferred Stock - $.01 par value; 20,000,000 shares authorized;
     no shares issued and outstanding..............................             -            -
  Common Stock - $.01 par value; 200,000,000 shares authorized;
     issued:  34,083,681 shares in December 1998 and July 1999.....           341          341
  Additional paid-in capital.......................................       377,616      377,616
  Treasury stock, at cost (813,146 shares
     in December 1998 and July 1999)...............................        (5,261)      (5,261)
  Accumulated deficit..............................................      (243,338)    (251,773)
                                                                        ---------    ---------
     Total stockholders' equity....................................       129,358      120,923
                                                                        ---------    ---------
       Total liabilities and stockholders' equity..................     $ 375,142    $ 366,123
                                                                        =========    =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                       Quarter Ended       Two Quarters Ended
                                                    --------------------  --------------------
                                                    July 12,   July 11,   July 12,   July 11,
                                                      1998       1999       1998       1999
                                                    ---------  ---------  ---------  ---------
Revenue:
  Store revenue...................................  $ 87,899    $87,296   $198,374   $199,649

Costs and Expenses:
  Store:
     Cost of products sold........................    29,907     28,523     68,479     66,008
     Salaries and benefits........................    27,289     27,356     62,669     62,750
     Other controllable costs.....................     6,988      6,753     16,257     15,940
     Rent, occupancy and related costs............     8,002      8,214     18,591     19,564
     Marketing expenses...........................     3,489      2,218      7,457      5,589
     Depreciation and amortization................     4,870      2,647     11,048      6,269
                                                    --------    -------   --------   --------
       Total store costs and expenses.............    80,545     75,711    184,501    176,120
  Non-Store:
     Salaries, benefits, general and
       administrative.............................     7,971      8,215     22,859     18,778
     Depreciation and amortization
       (excluding goodwill amortization)..........       776        670      1,821      1,570
     Goodwill amortization........................     2,462      2,731      5,709      6,146
                                                    --------    -------   --------   --------
       Total non-store costs and expenses.........    11,209     11,616     30,389     26,494
                                                    --------    -------   --------   --------
       Total costs and expenses...................    91,754     87,327    214,890    202,614
                                                    --------    -------   --------   --------

Income (Loss) from Operations.....................    (3,855)       (31)   (16,516)    (2,965)

Other Income (Expense):
  Interest income.................................        22          -        268          -
  Interest expense................................    (2,877)    (2,689)    (6,468)    (6,360)
  Other...........................................    (3,409)        16     (3,409)       (15)
                                                    --------    -------   --------   --------
     Total other income (expense).................    (6,264)    (2,673)    (9,609)    (6,375)
                                                    --------    -------   --------   --------

Income (Loss) before Income Taxes and
  Minority Interest...............................   (10,119)    (2,704)   (26,125)    (9,340)
Income Taxes......................................         -          -          -          -
Minority Interest in Income (Loss) of Subsidiary..    (1,170)        29     (3,759)      (905)
                                                    --------    -------   --------   --------
Net Income (Loss).................................  $ (8,949)   $(2,733)  $(22,366)  $ (8,435)
                                                    ========    =======   ========   ========

Basic Earnings (Loss) per Share...................    $(0.27)    $(0.08)    $(0.68)    $(0.25)
                                                    ========    =======   ========   ========
Diluted Earnings (Loss) per Share.................    $(0.27)    $(0.08)    $(0.68)    $(0.25)
                                                    ========    =======   ========   ========
Weighted Average Number of Common
  Shares Outstanding:
     Basic........................................    33,137     33,271     32,785     33,271
                                                    ========    =======   ========   ========
     Diluted......................................    33,137     33,271     32,785     33,271
                                                    ========    =======   ========   ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                  Two Quarters Ended
                                                                 --------------------
                                                                 July 12,   July 11,
                                                                   1998       1999
                                                                 ---------  ---------
Cash Flows from Operating Activities:
  Net income (loss)............................................  $(22,366)  $ (8,435)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization.............................    18,578     13,985
     Minority interest.........................................    (3,759)      (905)
     Provision for write-down of assets........................     3,409        353
     Changes in assets and liabilities:
       Accounts receivable.....................................       739        377
       Accounts payable and accrued expenses...................   (14,579)      (629)
       Other assets and liabilities............................    (2,064)       578
                                                                 --------   --------
          Net cash provided by (used in) operating activities..   (20,042)     5,324
                                                                 --------   --------

Cash Flows from Investing Activities:
  Purchase of property and equipment...........................   (12,655)    (6,055)
  Purchase of other assets.....................................      (132)       (59)
                                                                 --------   --------
     Net cash used in investing activities.....................   (12,787)    (6,114)
                                                                 --------   --------

Cash Flows Provided by (used in) Financing Activities:
  Borrowings under credit facility.............................    21,700     86,275
  Repayments under credit facility.............................   (19,875)   (84,925)
                                                                 --------   --------
     Net cash provided by (used in) financing activities.......     1,825      1,350
                                                                 --------   --------

Net Decrease in Cash and Cash Equivalents......................   (31,004)       560
Cash and Cash Equivalents, beginning of period.................    34,148      3,766
                                                                 --------   --------
Cash and Cash Equivalents, end of period.......................  $  3,144   $  4,326
                                                                 ========   ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The consolidated interim financial statements have been prepared by Einstein/Noah Bagel Corp. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of July 11, 1999 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information are included in the audited consolidated financial statements filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 27, 1998. The consolidated results of operations for the quarter ended July 11, 1999 are not necessarily indicative of the results expected for the full year.


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

   Bagel Store Development Funding, L.L.C. ("Bagel Funding") has invested a total of approximately $89.6 million, representing an approximately 22% equity interest, in Einstein/Noah Bagel Partners, L.P., a majority-owned subsidiary of the Company ("Bagel Partners"). The Company is the manager of Bagel Funding. Bagel Funding has the right to require Bagel Partners or the Company to redeem Bagel Funding's equity interest in Bagel Partners at a pre-determined formula price based on store level cash flow of Bagel Partners in the event that, at any time after December 5, 1999 and prior to June 5, 2001, the Company does not consent to a public offering of such equity interests or the termination of certain rights and obligations under franchise and license agreements between the Company and Bagel Partners. The formula price is determined by multiplying Bagel Funding's percentage interest in Bagel Partners by an enterprise valuation of Bagel Partners. Such enterprise valuation is equal to Bagel Partner's income from operations before general and administrative expenses, depreciation and amortization but after franchise royalties and marketing expenses (determined by annualizing the highest of the two fiscal quarters prior to the quarter in which the right is exercised), multiplied by 6.5, less the amount of any outstanding indebtedness of Bagel Partners plus the amount of any cash balances of Bagel Partners. The formula price, if determined using annualized results for the second quarter of fiscal 1999, would be equal to approximately $57.3 million. Bagel Funding's right becomes exercisable prior to December 5, 1999 if there is a Change in Control (as defined in the Bagel Partners partnership agreement) of the Company. The Company or Bagel Partners may pay the purchase price for such equity interests in cash, shares of the Company's common stock or a combination thereof.

   The Company has become subject to various lawsuits, claims and other legal matters in the course of conducting its business. The Company does not believe that any such matters of which it is aware are material to the Company individually or in the aggregate, but matters may arise which could adversely affect the Company or its business operations.

   The Company and certain of its former officers and directors have settled a class action lawsuit brought against them in the United States District Court for the District of Colorado and in state court in Jefferson County, Colorado. The complaints alleged, among other things, that the Company and the other defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder, as well as certain similar provisions of Colorado state law. The settlement of the litigation was funded with proceeds of director and officer liability insurance policies. Final court approval of the settlement was obtained in June 1999. The settlement did not include the claims pending in the lawsuit against the underwriters in the Company's public offerings of common stock in August 1996 and November 1996 (the "Underwriters") and against the Company's independent public accountants.

   The Company has also entered into an agreement to pay $0.6 million and to reimburse a portion of certain expenses of the Underwriters as part of the settlement of the related litigation against the Underwriters. The settlement is subject to customary conditions, including final court approval.

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

General

   As of August 16, 1999, Boston Chicken held approximately 51% of the voting stock of the Company. In addition, Boston Chicken has an option that permits it to maintain ownership of shares of common stock having up to 52% of the voting power of all of the outstanding shares of capital stock of the Company having the power generally to vote in the election of directors.

   The Company and Boston Chicken are parties to a fee service agreement, pursuant to which Boston Chicken provides to the Company certain computer and communications systems services. Such agreement expires by its terms on March 26, 2000. In addition, Boston Chicken has continued to provide to the Company certain accounting and administration services on the same terms such services were previously provided pursuant to a fee service agreement that expired on May 31, 1999. In January 1999, the Company's management informed Boston Chicken that the Company intended to develop a business infrastructure that will permit it to perform all of such services independently from Boston Chicken. The Company currently intends to complete the transition to an independent infrastructure by the end of the first quarter of fiscal 2000. The inability of the Company to effect the transition on a timely basis or the interruption of services provided by Boston Chicken prior to the Company's development and implementation of a satisfactory business infrastructure could have a material adverse effect on the Company. See "Special Note Regarding Forward-Looking Statements" above.

   In connection with the development of its business infrastructure, in February 1999 the Company entered into license and support service agreements with a third-party software vendor to obtain a license and support services for enterprise systems (consisting of financial, human resources and payroll systems). The Company has also entered into an agreement with a third-party consulting group that will assist the Company in the implementation of the new systems. The Company currently anticipates that the financial systems will begin operating in the third quarter of fiscal 1999 and that the human resources and payroll systems will begin operating at the beginning of fiscal 2000.

   The Company has also entered into agreements with several third-party vendors for licenses of back office and point-of-sale store systems and support services for those systems, and it anticipates entering into negotiations to obtain other licenses and support services required in the operation of its business. The Company has hired additional support center employees to provide the various accounting, administrative and systems support services that were previously provided by Boston Chicken, including human resources administration, benefits administration, risk management, payroll, accounts payable, fixed assets, treasury, and systems administration and support.

   The transition to a business structure and systems that are independent of Boston Chicken requires the dedication of significant management resources and may distract attention from the day-to-day business of the Company, which could adversely affect the Company's business and operating results. In addition, there can be no assurance that the new systems will be implemented in a timely fashion or that the cost of such implementation will not exceed the amount estimated by the Company. See "Liquidity and Capital Resources" on page 11.
The failure to implement such systems in a timely manner or at the budgeted cost could have a material adverse effect on the Company. There can also be no assurance that the Company will be able to hire and train sufficient qualified personnel to perform the required services in a timely manner and on acceptable terms. See "Special Note Regarding Forward-Looking Statements" on page 8.

Results of Operations

   Revenue. Total store net revenue decreased 0.7% to $87.3 million for the quarter ended July 11, 1999 compared to $87.9 million for the prior comparable quarter. The decrease in store net revenue for the quarter was primarily due to a decrease in the average number of stores in operation to 538 from 554 for the prior comparable quarter. The reduction in the average number of stores in operation was the result of closing underperforming stores in the previous year. The impact of fewer stores was offset by an increase in average net weekly per store sales of 1.5% to $13,529 from $13,326 for the prior comparable period. Average net weekly per store sales represents weekly per store average revenue, after customer and employee discounts, for all stores open at the end of the periods presented.

   Total store net revenue increased 0.6% to $199.6 million for the two quarters ended July 11, 1999 from $198.4 million for the prior comparable period. The increase in store net revenue for the two quarters was due to an increase in average net weekly per store sales of 2.5% to $13,196 from $12,866. The increase in average net weekly per store sales was due to a higher proportion of mature stores in comparison to prior year and to the effect of several previously instituted Company initiatives, including a new lunch menu, higher menu prices, closure of underperforming stores, and focus on improved store level operations offset by declines due to less marketing spending. The average number of stores in operation decreased to 537 for the two quarters from 557 for the prior comparable period.

   Comparable store sales decreased 0.1% from the prior comparable quarter. Comparable store sales represent average net weekly per store sales for stores open since the beginning of the prior year's comparable period. There were 525 stores in the comparable store base.

   Store Costs and Expenses. Cost of products sold as a percent of store revenue decreased to 32.7% for the quarter ended July 11, 1999 from 34.0% for the prior comparable quarter and decreased to 33.1% for the two quarters ended July 11, 1999 from 34.5% for the prior comparable period. The decrease was attributable to improved management of food costs. In addition, the results for the two quarters ended July 12, 1998 reflect a charge associated with the closing of a bagel production plant.

   Salaries and benefits as a percent of store revenue were relatively constant at 31.3% for the quarter ended July 11, 1999 compared to 31.0% for the prior comparable quarter and 31.4% for the two quarters ended July 11, 1999 compared to 31.6% for the prior comparable period.

   Other controllable costs (such as utilities, repair and maintenance, and supplies) as a percent of store revenue were relatively constant at 7.7% for the quarter ended July 11, 1999 compared to 8.0% for the prior comparable quarter and 8.0% for the two quarters ended July 11, 1999 compared to 8.2% for the prior comparable period.

   Rent, occupancy and related costs as a percent of store revenue were relatively constant at 9.4% for the quarter ended July 11, 1999 compared to 9.1% for the prior comparable quarter and increased to 9.8% for the two quarters ended July 11, 1999 from 9.4% for the prior comparable period. The increase for the two quarters was due to greater average rents per store in part associated with larger stores in premium locations as the Company continued to focus on closing underperforming stores in poor locations.

   Marketing expenses as a percent of store revenue decreased to 2.5% for the quarter ended July 11, 1999 from 4.0% for the prior comparable quarter and decreased to 2.8% for the two quarters ended July 11, 1999 from 3.8% for the prior comparable period. The decrease was the result of a decision to reduce marketing spending in fiscal 1999.

   As a result of the factors described above, store margins before depreciation and amortization as a percent of store revenue increased to 16.3% for the quarter ended July 11, 1999 from 13.9% for the prior comparable quarter and increased to 14.9% for the two quarters ended July 11, 1999 from 12.6% for the prior comparable period.

   Depreciation and amortization as a percent of store revenue decreased to 3.0% for the quarter ended July 11, 1999 from 5.5% for the prior comparable quarter and decreased to 3.1% for the two quarters ended July 11, 1999 from 5.6% for the prior comparable period. The decrease was the result of the charge taken in the fourth quarter of 1998 for impairment of long-lived assets.

   Non-Store Salaries, Benefits, General and Administrative. Non-store salaries, benefits, general and administrative expenses as a percent of total revenue were relatively constant at 9.4% for the quarter ended July 11, 1999 compared to 9.1% for the prior comparable quarter and decreased to 9.4% for the two quarters ended July 11, 1999 from 11.5% for the prior comparable period.
The decrease for the two quarters was due to a prior year reduction in force and an associated one-time charge of $1.5 million for severance offset by a one-time charge of $1.1 million related to store closures in the first quarter of 1999 and a one-time charge of $0.6 million related to the settlement of shareholder litigation in the second quarter of 1999.

   Depreciation and Amortization. Non-store depreciation and amortization (excluding goodwill amortization) as a percent of total revenue remained relatively constant at 0.8% for both the quarter and two quarters ended July 11, 1999 compared to 0.9% for both of the prior comparable periods. Goodwill amortization as a percent of total revenue also remained relatively constant at 3.1% for both the quarter and two quarters ended July 11, 1999 compared to 2.8% and 2.9% for the respective prior comparable periods. The net changes reflect an increase due to shortened useful lives of trademarks and goodwill offset by the decrease in the remaining balances as a result of the charge for impairment of long-lived assets taken in the last quarter of 1998.

   Other Expense. The Company incurred other expense of $2.7 million for the quarter ended July 11, 1999 compared to $6.3 million for the prior comparable quarter and $6.4 million for the two quarters ended July 11, 1999 compared to $9.6 million for the prior comparable period. The decrease was due to a $3.4 million prior year charge associated with the write-off of certain notes receivable in the second quarter of 1998.

   Minority Interest. The minority interest in income or loss of Bagel Partners was negligible for the quarter ended July 11, 1999 compared to a $1.2 million interest in losses for the prior comparable period. The minority interest in losses of Bagel Partners for the two quarters ended July 11, 1999 was $0.9 million compared to $3.8 million for the prior comparable period.

   Income Taxes. Because of the uncertainty of utilizing the loss incurred in 1999, no income tax benefit was established.

Liquidity and Capital Resources

   The Company's primary sources of capital in 1998 and the first two quarters of 1999 were from borrowings under the Company's revolving credit facility and internally generated cash from operations. Cash provided by operations for the two quarters ended July 11, 1999 was $5.3 million compared to $20.0 million of cash used in operations for the prior comparable period. The increase in cash provided was due primarily to a decrease in net loss to $8.4 million from $22.4 million in the prior comparable period.

   The Company is party to a secured credit agreement with Bank of America National Trust and Savings Association and the lenders named therein (the "Credit Facility"), that consists of a secured term loan facility, under which $21.0 million was outstanding at July 11, 1999, and a $25.0 million secured revolving credit facility, of which $10.0 million was outstanding as of July 11, 1999. Amounts available under the $25.0 million revolving credit facility are subject to an incurrence test based on the ratio of senior indebtedness to cash flow. The Credit Facility contains financial covenants that require the Company to maintain certain minimum average net weekly per store sales levels and to comply with ratios of system cash flow to senior indebtedness and pro forma fixed charges.

   For the two quarters ended July 11, 1999, the Company's primary uses of capital, other than providing working capital for normal operating expenses, consisted of expenditures for store development and refurbishment, development and maintenance of its business infrastructure and systems, and investments in commissaries. During the two quarters ended July 11, 1999, the Company expended $6.1 million on construction of new stores and refurbishing of existing stores, business infrastructure and systems, and investments in commissaries. For the prior comparable period, the Company expended $12.8 million related to development of new stores, a majority of which were opened in the fourth quarter of 1997, and corporate infrastructure and investments in commissaries.

   Cash provided by financing activities was $1.4 million for the two quarters ended July 11, 1999 resulting from the net borrowings and repayments under the Company's credit facility.

   The Company's primary uses of capital in 1999, other than providing working capital for normal operating expenses, are expected to consist primarily of satisfaction of current liabilities, expenditures related to the development of business infrastructure and systems, including the acquisition of hardware, software licenses, maintenance and support for enterprise and store systems, expenditures related to building and opening a small number of new stores and refurbishing existing stores, and payment of principal and interest on outstanding indebtedness. The Company estimates that the aggregate cost associated with acquiring and implementing new enterprise systems will be approximately $3.8 million (of which approximately $1.8 million was incurred as of the end of the second quarter of fiscal 1999) and that the capital cost associated with upgrading store systems will be approximately $1.6 million (of which approximately $1.4 million was incurred as of the end of the second quarter of fiscal 1999), primarily to purchase hardware that will accommodate software that will be licensed from third parties other than Boston Chicken and that will be Year 2000 compliant. In addition, the Company expects to incur additional capital costs in obtaining ownership of software licenses, including licenses for back office and point-of-sale store systems, and additional operating expenses in building and operating a business infrastructure to perform services that to date have been provided to the Company by Boston Chicken. Moreover, until such time as the Company's computer and communications systems agreement with Boston Chicken expires or is terminated, the Company will continue to be obligated to pay fees to Boston Chicken under that agreement in addition to paying the expenses of building and operating its own infrastructure.

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

   Boston Chicken has informed the Company that the information technology systems it provides are, or will be by November 1, 1999, Year 2000 compliant. Such systems include back office and point of sale store systems as well as financial, human resources, payroll and desktop systems utilized at the Company's support center. In addition to the public disclosure provided by Boston Chicken with respect to its Year 2000 compliance efforts, the Company receives periodic reports from Boston Chicken management relating to Year 2000 issues. In addition to the fees the Company pays to Boston Chicken under the computer and communications services agreement, the Company expects to incur capital expenditures of approximately $1.6 million, primarily to purchase hardware for store systems that will accommodate software that will be licensed from third parties other than Boston Chicken and that will be Year 2000 compliant. The Company intends to continue monitoring Boston Chicken's Year 2000 compliance efforts on a regular basis with respect to systems provided by Boston Chicken and to seek assurances of Year 2000 compliance from any other vendors who may grant licenses to the Company or support its information technology systems in the future. See "Special Note Regarding Forward-Looking Statements" on page 8.

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

   The Company has also implemented a program to obtain third-party vendor assurances of Year 2000 compliance. The Company has completed an assessment of the impact on the Company if any of its third-party vendors are not Year 2000 compliant and has met with substantially all of its critical vendors, such as its bagel and cream cheese suppliers and its distribution vendor, to discuss their Year 2000 compliance plans. The Company has sent to substantially all other vendors, including the Company's landlords, equipment vendors, service providers and banks, letters requesting written assurance of Year 2000 compliance on a timely basis. Management is continuing to evaluate all vendor responses and, if any response is deemed inadequate, to follow-up with letters, telephone calls and/or meetings with the applicable vendor. Throughout this process, management of the Company will continue to assess both the likelihood of compliance by the vendor and the impact on the Company if it is determined that the vendor will not be compliant on a timely basis. To the extent that the Company determines that a significant vendor is not likely to be Year 2000 compliant in a timely manner, the Company intends to develop contingency plans, including obtaining alternative sources for any product or service material to maintaining uninterrupted business operations. The Company expects that its third party vendor compliance program, including the development of contingency plans, if necessary, will be complete by the end of its third fiscal quarter in 1999. See "Special Note Regarding Forward-Looking Statements" on page 8.

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

   As of July 11, 1999, $31.0 million of floating-rate debt was exposed to changes in interest rates compared to $29.6 million at December 27, 1998. This exposure was primarily linked to the prime lending rate. A hypothetical 10% change in the prime lending rate would not have had a material effect on the Company's annual earnings.

   As of July 11, 1999 and December 27, 1998, the Company also had $125.0 million of fixed-rate convertible subordinated debentures due 2004. A hypothetical 10% change in interest rates on this debt would affect the market value of these financial instruments.

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

   The Company and certain of its former officers and directors have settled a class action lawsuit brought against them in the United States District Court for the District of Colorado and in state court in Jefferson County, Colorado. The complaints alleged, among other things, that the Company and the other defendants violated Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder, as well as certain similar provisions of Colorado state law. The settlement of the litigation was funded with proceeds of director and officer liability insurance policies. Final court approval of the settlement was obtained in June 1999. The settlement did not include the claims pending in the lawsuit against the underwriters in the Company's public offerings of common stock in August 1996 and November 1996 (the "Underwriters") and against the Company's independent public accountants.

   The Company has also entered into an agreement to pay $0.6 million and to reimburse a portion of certain expenses of the Underwriters as part of the settlement of the related litigation against the Underwriters. The settlement is subject to customary conditions, including final court approval.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting was held on May 24, 1999. The first matter voted upon at the meeting was the election of directors. The votes cast for and withheld for each individual nominated as a director were as follows:

          Director                                        For         Withheld
          --------                                    ----------      ---------
          Martin D Hanan                              30,848,050        325,217
          Robert M. Hartnett                          30,892,544        280,723
          J. Michael Jenkins                          30,785,409        387,858
          Gail A. Lozoff                              30,904,550        268,717
          John H. Muehlstein, Jr.                     30,855,400        317,867
          Donald L. Pierce                            30,847,550        325,717
          David G. Stanchak                           30,095,247      1,077,520

     On July 16, 1999, J. Michael Jenkins resigned as a director of the Company.

     The second matter voted upon at the meeting was a proposal to approve certain amendments to the Company's 1996 Stock Option Plan for Non-Employee Directors. 29,617,779 shares were voted for approval of the proposal, 583,901 shares were voted against the proposal, 119,995 shares abstained from voting and 851,592 shares were broker non-votes.


Item 5.  Other Information

   The Company has been notified by the Nasdaq Stock Market ("Nasdaq") of Nasdaq's determination that the Company is not in compliance with the net tangible assets/market capitalization/net income requirement for continued listing of its common stock on the Nasdaq SmallCap Market and that Nasdaq is reviewing the Company's eligibility for continued listing. Nasdaq's rules require that an issuer satisfy at least one of the following listing standards:
(a) have net tangible assets of at least $2,000,000, (b) have a market capitalization of $35,000,000 or (c) have net income of $500,000. Nasdaq's rules also require that issuers maintain a minimum bid price of at least $1.

   Nasdaq has indicated to the Company that it intends to issue a notice of delisting unless the Company is able to consummate transactions that would result in the satisfaction of the net tangible assets/market capitalization/net income test by not later than October 30, 1999 (and receive any required stockholder approval of such transactions by September 30, 1999).

   Delisting of the common stock could have a material adverse effect on the market price of, and the efficiency of the trading market for, the Company's common stock.


Item 6.        Exhibits and Reports on Form 8-K

          A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

          B. Reports on Form 8-K: During the quarter ended July 11, 1999, the Company filed a current report on Form 8-K dated April 23, 1999, which disclosed that W. Eric Carlborg had resigned as Chief Financial Officer of the Company and that the Company had named Paula E. Manley to succeed Mr. Carlborg.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           EINSTEIN/NOAH BAGEL CORP.



Date:  August 18, 1999                            /s/ Robert M. Hartnett
                                           -------------------------------------
                                                     Robert M. Hartnett
                                                   Chairman of the Board,
                                           Chief Executive Officer and President



Date:  August 18, 1999                              /s/ Paula E. Manley
                                           -------------------------------------
                                                      Paula E. Manley
                                                 Chief Financial Officer

                                 EXHIBIT INDEX
27  Financial Data Schedule.