Form 10-Q
period 1999-10-03
EINSTEIN NOAH BAGEL CORP
filed 1999-11-17
CIK 1007184

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 3, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    ----------
                        Commission file number 0-21097

                           EINSTEIN/NOAH BAGEL CORP.
            (Exact name of registrant as specified in its charter)

                    Delaware                      84-1294908
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

                           Yes     X     No
                                -------      -----

Number of shares of common stock, $.01 par value per share, outstanding as of November 12, 1999: 34,083,681 (includes 813,146 shares of common stock held by a subsidiary of the Company).

                           EINSTEIN/NOAH BAGEL CORP.

                                     INDEX

                                                                                 Page No.
                                                                                 --------
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets as of December 27, 1998 and
                    October 3, 1999.................................................   3

                    Consolidated Statements of Operations for the quarter and
                    three quarters ended October 4, 1998 and October 3, 1999........   4

                    Consolidated Statements of Cash Flows for the
                    three quarters ended October 4, 1998 and October 3, 1999........   5

                    Notes to Consolidated Financial Statements......................   6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.............................   7

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk......  14

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings...............................................  15

          Item 5.   Other Information...............................................  15

          Item 6.   Exhibits and Reports on Form 8-K................................  15

          Signature Page............................................................  16

          Exhibit Index.............................................................  17

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                      December 27,   October 3,
                                                                          1998          1999
                                                                      ------------   ----------
                                                                                     (unaudited)
ASSETS
------
Current Assets:
  Cash and cash equivalents........................................     $   3,766    $   5,619
  Accounts receivable..............................................         1,716        1,240
  Inventories......................................................         9,672        9,014
  Prepaid expenses and other current assets........................         1,699        1,559
                                                                        ---------    ---------
     Total current assets..........................................        16,853       17,432

Property and Equipment, net........................................       122,403      122,156
Goodwill, net......................................................       223,482      214,600
Trademarks, net....................................................         2,065        2,058
Recipes, net.......................................................         2,670        2,430
Other Assets, net..................................................         7,669        6,332
                                                                        ---------    ---------
     Total assets..................................................     $ 375,142    $ 365,008
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable.................................................     $  17,804    $  11,502
  Accrued expenses.................................................        23,284       28,121
  Current portion of senior term loan..............................         6,000        6,000
                                                                        ---------    ---------
     Total current liabilities.....................................        47,088       45,623

Revolving Credit Facility..........................................         5,625       14,350
Long-Term Portion of Senior Term Loan..............................        18,000       13,500
Convertible Subordinated Debentures................................       125,000      125,000
Other Noncurrent Liabilities.......................................        16,140       15,510
Minority Interest..................................................        33,931       32,905

Stockholders' Equity:
  Preferred Stock - $.01 par value; 20,000,000 shares authorized;
     no shares issued and outstanding..............................             -            -
  Common Stock - $.01 par value; 200,000,000 shares authorized;
     issued:  34,083,681 shares in December 1998 and October 1999..           341          341
  Additional paid-in capital.......................................       377,616      377,616
  Treasury stock, at cost (813,146 shares..........................
     in December 1998 and October 1999)............................        (5,261)      (5,261)
  Accumulated deficit..............................................      (243,338)    (254,576)
                                                                        ---------    ---------
     Total stockholders' equity....................................       129,358      118,120
                                                                        ---------    ---------
       Total liabilities and stockholders' equity..................     $ 375,142    $ 365,008
                                                                        =========    =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                          Quarter Ended        Three Quarters Ended
                                                    ------------------------  ------------------------
                                                    October 4,   October 3,   October 4,   October 3,
                                                       1998         1999         1998         1999
                                                    -----------  -----------  -----------  -----------
Revenue:
  Store revenue...................................     $87,325      $88,363     $285,699     $288,012

Costs and Expenses:
  Store:
     Cost of products sold........................      29,559       29,204       98,038       95,212
     Salaries and benefits........................      26,789       27,419       89,458       90,169
     Other controllable costs.....................       6,829        7,295       23,086       23,235
     Rent, occupancy and related costs............       8,171        8,431       26,762       27,995
     Marketing expenses...........................       3,625        2,051       11,082        7,640
     Depreciation and amortization................       4,553        2,775       15,601        9,044
                                                       -------      -------     --------     --------
       Total store costs and expenses.............      79,526       77,175      264,027      253,295
  Non-Store:
     Salaries, benefits, general and
       administrative.............................       7,149        7,845       30,008       26,623
     Depreciation and amortization
       (excluding goodwill amortization)..........         823          653        2,644        2,223
     Goodwill amortization........................       2,463        2,735        8,172        8,881
                                                       -------      -------     --------     --------
       Total non-store costs and expenses.........      10,435       11,233       40,824       37,727
                                                       -------      -------     --------     --------
       Total costs and expenses...................      89,961       88,408      304,851      291,022
                                                       -------      -------     --------     --------

Income (Loss) from Operations.....................      (2,636)         (45)     (19,152)      (3,010)

Other Income (Expense):
  Interest income.................................           5            -          273            -
  Interest expense................................      (2,694)      (2,783)      (9,162)      (9,143)
  Other...........................................          (1)           9       (3,410)          (6)
                                                       -------      -------     --------     --------
     Total other income (expense).................      (2,690)      (2,774)     (12,299)      (9,149)
                                                       -------      -------     --------     --------

Income (Loss) before Income Taxes and
  Minority Interest...............................      (5,326)      (2,819)     (31,451)     (12,159)
Income Taxes......................................           -          105            -          105
Minority Interest in Income (Loss) of Subsidiary..        (893)        (121)      (4,652)      (1,026)
                                                       -------      -------     --------     --------
Net Income (Loss).................................     $(4,433)     $(2,803)    $(26,799)    $(11,238)
                                                       =======      =======     ========     ========

Basic Earnings (Loss) per Share...................       $(.13)      $(0.08)       $(.81)      $(0.34)
                                                       =======      =======     ========     ========
Diluted Earnings (Loss) per Share.................       $(.13)      $(0.08)       $(.81)      $(0.34)
                                                       =======      =======     ========     ========
Weighted Average Number of Common
  Shares Outstanding:
     Basic........................................      33,271       33,271       32,930       33,271
                                                       =======      =======     ========     ========
     Diluted......................................      33,271       33,271       32,930       33,271
                                                       =======      =======     ========     ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                   Three Quarters Ended
                                                                 ------------------------
                                                                 October 4,   October 3,
                                                                    1998         1999
                                                                 -----------  -----------
Cash Flows from Operating Activities:
  Net income (loss)............................................    $(26,799)   $ (11,238)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization.............................      26,417       20,148
     Minority interest.........................................      (4,652)      (1,026)
     Provision for write-down of assets........................       3,409          648
     Changes in assets and liabilities:
       Accounts receivable.....................................         671          476
       Accounts payable and accrued expenses...................      (5,492)      (1,435)
       Other assets and liabilities............................      (3,475)         176
                                                                   --------    ---------
          Net cash provided by (used in) operating activities..      (9,920)       7,749
                                                                   --------    ---------

Cash Flows from Investing Activities:
  Purchase of property and equipment...........................     (14,545)      (9,530)
  Purchase of other assets.....................................        (132)        (591)
                                                                   --------    ---------
     Net cash used in investing activities.....................     (14,677)     (10,121)
                                                                   --------    ---------

Cash Flows from (used in) Financing Activities:
  Borrowings under credit facility.............................      47,100      122,175
  Repayments under credit facility.............................     (50,400)    (117,950)
                                                                   --------    ---------
     Net cash provided by (used in) financing activities.......      (3,300)       4,225
                                                                   --------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents...........     (27,897)       1,853
Cash and Cash Equivalents, beginning of period.................      34,148        3,766
                                                                   --------    ---------
Cash and Cash Equivalents, end of period.......................    $  6,251    $   5,619
                                                                   ========    =========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The consolidated interim financial statements have been prepared by Einstein/Noah Bagel Corp. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of October 3, 1999 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information are included in the audited consolidated financial statements filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 27, 1998. The consolidated results of operations for the quarter ended October 3, 1999 are not necessarily indicative of the results expected for the full year.


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

     Bagel Store Development Funding, L.L.C. ("Bagel Funding") has invested a total of approximately $89.6 million, representing an approximately 22% equity interest, in Einstein/Noah Bagel Partners, L.P., a majority-owned subsidiary of the Company ("Bagel Partners"). The Company is the manager of Bagel Funding. Bagel Funding has the right to require Bagel Partners or the Company to redeem Bagel Funding's equity interest in Bagel Partners at a pre-determined formula price based on store level cash flow of Bagel Partners in the event that, at any time after December 5, 1999 and prior to June 5, 2001, the Company does not consent to a public offering of such equity interests or the termination of certain rights and obligations under franchise and license agreements between the Company and Bagel Partners. The formula price is determined by multiplying Bagel Funding's percentage interest in Bagel Partners by an enterprise valuation of Bagel Partners. Such enterprise valuation is equal to Bagel Partner's income from operations before general and administrative expenses, depreciation and amortization but after franchise royalties and marketing expenses (determined by annualizing the highest of the two fiscal quarters prior to the quarter in which the right is exercised), multiplied by 6.5, less the amount of any outstanding indebtedness of Bagel Partners plus the amount of any cash balances of Bagel Partners. The formula price, if determined using annualized results of the highest of the two fiscal quarters ending October 3, 1999, would be equal to approximately $55.8 million. Bagel Funding's right becomes exercisable prior to December 5, 1999 if there is a Change in Control (as defined in the Bagel Partners partnership agreement) of the Company. The Company or Bagel Partners may pay the purchase price for such equity interests in cash, shares of the Company's common stock or a combination thereof.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Einstein/Noah Bagel Corp. (the "Company"), Einstein/Noah Bagel Partners, L.P., a majority-owned subsidiary of the Company ("Bagel Partners"), Einstein Bros(R) Bagels stores and Noah's New York Bagels(R) stores to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; success of operating initiatives; successful restructuring of the Company's balance sheet; availability and terms of capital; development and operating costs; advertising and promotional efforts; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; the Company's relationship with Boston Chicken, Inc. ("Boston Chicken"), the Company's majority stockholder; changes in business strategy or development plans; achievement of development schedules; availability, locations, and terms of sites for store development; food, labor, and employee benefit costs; changes in government regulation; regional weather conditions; the Company's ability to implement new information technology systems; Year 2000 compliance of systems provided to the Company by Boston Chicken or other third party vendors; Year 2000 compliance of systems used by Company suppliers; and other factors referenced in this Form 10-Q. The Company cannot predict which factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition to considering statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking.


General

     As of November 12, 1999, Boston Chicken held approximately 51% of the voting stock of the Company. In addition, Boston Chicken has an option that permits it to maintain ownership of shares of common stock having up to 52% of the voting power of all of the outstanding shares of capital stock of the Company having the power generally to vote in the election of directors.

     The Company and Boston Chicken are parties to a fee service agreement, pursuant to which Boston Chicken provides to the Company certain computer and communications systems services. The Company has given Boston Chicken notice of termination of such agreement, effective February 25, 2000. In addition, Boston Chicken has continued to provide to the Company certain accounting and administration services on the same terms such services were previously provided pursuant to a fee service agreement that expired on May 31, 1999. In January 1999, the Company's management informed Boston Chicken that the Company intended to develop a business infrastructure that will permit it to perform all of such services independently from Boston Chicken. The Company currently intends to complete the transition to an independent infrastructure by the end of February 2000. The inability of the Company to effect the transition on a timely basis or the interruption of services provided by Boston Chicken prior to the Company's development and implementation of a satisfactory business infrastructure could have a material adverse effect on the Company. See "Special Note Regarding Forward-Looking Statements" above.

     In connection with the development of its business infrastructure, in February 1999 the Company entered into license and support service agreements with a third-party software vendor to obtain a license and support services for enterprise systems (consisting of financial, human resources and payroll systems). The Company has also entered into an agreement with a third-party consulting group that is assisting the Company in the implementation of the new systems. The Company commenced operating its new financial systems at the end of the third quarter of fiscal 1999 and the Company currently anticipates that its human resources and payroll systems will begin operating at the beginning of fiscal 2000.

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

     The transition to a business structure and systems that are independent of Boston Chicken requires the dedication of significant management resources and may distract attention from the day-to-day business of the Company, which could adversely affect the Company's business and operating results. In addition, there can be no assurance that the new systems will be implemented in a timely fashion or that the cost of such implementation will not exceed the amount estimated by the Company. See "Liquidity and Capital Resources" on page 10.
The failure to implement such systems in a timely manner or at the budgeted cost could have a material adverse effect on the Company. There can also be no assurance that the Company will be able to hire and train sufficient qualified personnel to perform the required services in a timely manner and on acceptable terms. See "Special Note Regarding Forward-Looking Statements" on page 7.


Results of Operations

     Revenue. Total store net revenue increased 1.2% to $88.4 million for the quarter ended October 3, 1999 compared to $87.3 million for the prior comparable quarter. The increase in store net revenue for the quarter was primarily due to an increase in average net weekly per store sales of 2.2% to $13,672 from $13,378 for the prior comparable period. Average net weekly per store sales represents weekly per store average revenue, after customer and employee discounts, for all stores open at the end of the periods presented. The impact of higher average net weekly per store sales was offset by a decrease in the average number of stores in operation to 539 from 543 for the prior comparable period. The reduction in the average number of stores in operation was the result of closing underperforming stores in the current and previous quarters.

     Total store net revenue increased 0.8% to $288.0 million for the three quarters ended October 3, 1999 from $285.7 million for the prior comparable period. The increase in store net revenue for the three quarters was due to an increase in average net weekly per store sales of 3.6% to $13,342 from $12,880. The increase in average net weekly per store sales was due to menu changes in the third quarter and the effect of previously instituted Company initiatives, including closure of underperforming stores and focus on improved store level operations offset by declines due to less marketing spending. The average number of stores in operation decreased to 540 for the three quarters from 553 for the prior comparable period.

     Comparable store sales increased 0.4% from the prior comparable quarter. Comparable store sales represent average net weekly per store sales for stores open since the beginning of the prior year's comparable period. There were 525 stores in the comparable store base.

     Store Costs and Expenses. Cost of products sold as a percent of store revenue decreased to 33.1% for the quarter ended October 3, 1999 from 33.8% for the prior comparable quarter and decreased to 33.1% for the three quarters ended October 3, 1999 from 34.3% for the prior comparable period. The decrease was attributable to improved management of food costs. In addition, the results for the three quarters ended October 4, 1998 reflect a charge associated with the closing of a bagel production plant.

     Salaries and benefits as a percent of store revenue increased to 31.0% for the quarter ended October 3, 1999 compared to 30.7% for the prior comparable quarter and remained unchanged at 31.3% for the three quarters ended October 3, 1999 and the prior comparable period. The increase for the quarter was primarily due to increased training costs associated with the menu changes in the quarter.

     Other controllable costs (such as utilities, repair and maintenance, and supplies) as a percent of store revenue increased to 8.3% for the quarter ended October 3, 1999 compared to 7.8% for the prior comparable quarter and remained unchanged at 8.1% for the three quarters ended October 3, 1999 and the prior comparable period. The increase for the quarter was primarily due to costs associated with unplanned repair and maintenance.

     Rent, occupancy and related costs as a percent of store revenue were relatively constant at 9.5% for the quarter ended October 3, 1999 compared to 9.4% for the prior comparable quarter and 9.7% for the three quarters ended October 3, 1999 from 9.4% for the prior comparable period.

     Marketing expenses as a percent of store revenue decreased to 2.3% for the quarter ended October 3, 1999 from 4.2% for the prior comparable quarter and decreased to 2.7% for the three quarters ended October 3, 1999 from 3.9% for the prior comparable period. The decrease was the result of a decision to reduce marketing spending in fiscal 1999.

     As a result of the factors described above, store margins before depreciation and amortization as a percent of store revenue increased to 15.8% for the quarter ended October 3, 1999 from 14.1% for the prior comparable quarter and increased to 15.2% for the three quarters ended October 3, 1999 from 13.0% for the prior comparable period.

     Depreciation and amortization as a percent of store revenue decreased to 3.1% for the quarter ended October 3, 1999 from 5.2% for the prior comparable quarter and decreased to 3.1% for the three quarters ended October 3, 1999 from 5.5% for the prior comparable period. The decrease was the result of the charge taken in the fourth quarter of 1998 for impairment of long-lived assets.

     Non-Store Salaries, Benefits, General and Administrative. Non-store salaries, benefits, general and administrative expenses as a percent of total revenue increased to 8.9% for the quarter ended October 3, 1999 compared to 8.2% for the prior comparable quarter and decreased to 9.2% for the three quarters ended October 3, 1999 from 10.5% for the prior comparable period. The increase for the quarter was primarily due to a one-time charge of $0.4 million related to store and commissary closures in the quarter. The decrease for the three quarters was due to a prior year reduction in force and an associated one-time charge of $1.5 million for severance offset by a one-time charge of $1.6 million related to store and commissary closures in 1999 and a one-time charge of $0.6 million related to the settlement of shareholder litigation in the second quarter of 1999.

     Depreciation and Amortization. Non-store depreciation and amortization (excluding goodwill amortization) as a percent of total revenue remained relatively constant at 0.7% for the quarter ended October 3, 1999 compared to 0.9% for the prior comparable period and 0.8% for the three quarters ended October 3, 1999 compared to 0.9% for the prior comparable period. Goodwill amortization as a percent of total revenue also remained relatively constant at 3.1% for both the quarter and three quarters ended October 3, 1999 compared to 2.8% and 2.9% for the respective prior comparable periods. The net changes reflect an increase due to shortened useful lives of trademarks and goodwill offset by the decrease in the remaining balances as a result of the charge for impairment of long-lived assets taken in the last quarter of 1998.

     Other Expense. The Company incurred other expense of $2.8 million for the quarter ended October 3, 1999 compared to $2.7 million for the prior comparable quarter and $9.1 million for the three quarters ended October 3, 1999 compared to $12.3 million for the prior comparable period. The decrease was due to a $3.4 million prior year charge associated with the write-off of certain notes receivable in the second quarter of 1998.

     Minority Interest. The minority interest in losses of Bagel Partners was $0.1 million for the quarter ended October 3, 1999 compared to $0.9 million for the prior comparable period. The minority interest in losses of Bagel Partners for the three quarters ended October 3, 1999 was $1.0 million compared to $4.7 million for the prior comparable period.

     Income Taxes. Because of the uncertainty of utilizing the loss incurred in 1999, no income tax benefit was established.

Liquidity and Capital Resources

     The Company's primary sources of capital in 1998 and the first three quarters of 1999 were from internally generated cash from operations and borrowings under the Company's revolving credit facility. Cash provided by operations for the three quarters ended October 3, 1999 was $7.7 million compared to $9.9 million of cash used in operations for the prior comparable period. The increase in cash provided was due primarily to a decrease in net loss to $11.2 million from $26.8 million in the prior comparable period.

     The Company is party to a secured credit agreement with Bank of America National Trust and Savings Association and the lenders named therein (the "Credit Facility"), that consists of a secured term loan facility, under which $19.5 million was outstanding as of October 3, 1999, and a $25.0 million secured revolving credit facility, of which $14.4 million was outstanding as of October 3, 1999. Amounts available under the $25.0 million revolving credit facility are subject to an incurrence test based on the ratio of senior indebtedness to cash flow. The Credit Facility contains financial covenants that require the Company to maintain certain minimum average net weekly per store sales levels and to comply with ratios of system cash flow to senior indebtedness and pro forma fixed charges.

     For the three quarters ended October 3, 1999, the Company's primary uses of capital, other than providing working capital for normal operating expenses, consisted of expenditures for store development and refurbishment, development and maintenance of its business infrastructure and systems, and investments in commissaries. During the three quarters ended October 3, 1999, the Company expended $10.1 million primarily on construction of new stores and refurbishing of existing stores, business infrastructure and systems, and investments in commissaries. For the prior comparable period, the Company expended $14.7 million related to development of new stores, a majority of which were opened in the fourth quarter of 1997, and corporate infrastructure and investments in commissaries.

     Cash provided by financing activities was $4.2 million for the three quarters ended October 3, 1999, resulting from the net borrowings and repayments under the Credit Facility.

     In addition to normal operating expenses, the Company's primary uses of capital for the remainder of 1999 and the first quarter of 2000 are expected to consist of (i) satisfaction of current liabilities, (ii) expenditures related to the development of business infrastructure and systems, including the acquisition of hardware, software licenses, maintenance and support for enterprise and store systems, (iii) expenditures related to refurbishing existing stores, and (iv) payment of principal on borrowings under the Credit Facility (consisting of quarterly principal payments of $1.5 million due on each of December 1, 1999 and March 1, 2000) and (v) payment of certain costs related to the Company's planned restructuring. The Company estimates that the aggregate cost associated with acquiring and implementing new enterprise systems will be approximately $3.9 million (of which approximately $2.1 million had been incurred as of the end of the third quarter of fiscal 1999) and that the capital cost associated with upgrading store systems will be approximately $1.6 million (all of which had been incurred as of the end of the third quarter of fiscal
1999). Most of these monies have been or will be used to purchase hardware to accommodate software that will be licensed from third parties other than Boston Chicken and that will be Year 2000 compliant. In addition, the Company expects capital costs of approximately $2.2 million (of which approximately $0.8 million had been incurred as of the end of the third quarter of fiscal 1999) to acquire and implement certain other information management systems, including systems for store polling, and capital costs of approximately $1.0 million (none of which had been incurred as of the end of the third quarter of fiscal 1999) associated with moving its support center offices to new office space that has been leased by the Company in Golden, Colorado.

     The Company also expects to incur additional operating expenses in building and operating a business infrastructure to perform services that to date have been provided to the Company by Boston Chicken. Until the effective date of the termination of the Company's computer and communications systems agreement with Boston Chicken, the Company will continue to be obligated to pay fees to Boston Chicken under that agreement in addition to paying the expenses of building and operating its own infrastructure.

     The Company's primary sources of capital for the remainder of 1999 and the first quarter of 2000 are expected to consist of internally generated cash from operations and borrowings under the Credit Facility. The Company currently anticipates the expected sources of capital will be sufficient to fund the expected uses through the end of the first fiscal quarter of 2000; however, in light of quarterly amortization requirements and availability limitations under the Credit Facility, as well as other operational needs, there can be no assurance that funds provided from operations and made available pursuant to the Credit Facility will be sufficient to meet the Company's anticipated capital needs. In the event the Company requires additional capital to satisfy various capital needs (including those described in the preceeding two paragraphs), there can be no assurance that the Company will be able to obtain such capital on satisfactory terms, if at all, and if the Company is unable to obtain such capital, the Company could be forced to postpone capital expenditures or be unable to satisfy its obligations when due. See "Special Note Regarding Forward-Looking Statements" on page 7. In addition, if the Company is unable to comply with any of the financial covenants under its Credit Facility, the Company would be unable to draw on the revolving line of credit provided under the Credit Facility and, upon action of the lenders, all outstanding principal and interest under the Credit Facility could be accelerated and become immediately due and payable.

     The Company's capital requirements could be significantly affected in the event Bagel Funding were to exercise its conditional right to require the redemption of its approximately 22% equity interest in Bagel Partners. See Note 3 of Notes to the Company's Consolidated Financial Statements. In the event one or both of the conditions to the exercise of such right were satisfied and Bagel Funding exercised such right, the Company or Bagel Partners could pay the redemption price for such equity interests by delivery of cash, common stock of the Company or a combination of both. The Company does not currently have sufficient capital to satisfy the redemption price with cash. While the Company could seek to satisfy the redemption price by delivering shares of its common stock (subject to stockholder approval requirements under Delaware law and the Company's agreement with the Nasdaq Stock Market), delivery of the number of shares required to satisfy the redemption right, based on the current trading price of the Company's common stock, would result in a Change in Control (as defined in the indenture governing the Company's $125.0 million 7 1/4% Convertible Subordinated Debentures due June 1, 2004 (the "Debentures")), pursuant to which the Company would be required, as of 40 business days after the occurrence of the Change in Control, to purchase for cash all or any part of its outstanding debentures, at a price equal to the principal amount thereof plus accrued but unpaid interest, at the option of the debenture holder. The Company does not currently have sufficient capital resources to purchase for cash any material amount of the Debentures.

     On November 3, 1999, the Company announced that it had retained Donaldson, Lufkin & Jenrette to assist the Company in analyzing and evaluating possible transactions for the principal purpose of restructuring its balance sheet, which the Company's management believes is essential to ensure that the Company has adequate working capital to operate its business and to enable it to capitalize on the potential of its brands, Einstein Bros. Bagels and Noah's New York Bagels. The Company intends to consider transactions that would have the effect of significantly reducing the total outstanding amount of the Company's long-term debt. The Company also intends to consider transactions that would have the effect of converting the approximately 22% minority equity interest in Bagel Partners into a direct equity interest in the Company. Additionally, the Company intends to seek either to enter into a new credit facility or to extend the Credit Facility, which currently provides for an October 2000 maturity date. Finally, it is highly likely that existing equity holders of the Company will suffer substantial dilution of their holdings as a result of a restructuring. There can be no assurance that the Company will be successful in implementing the contemplated restructuring.

     In the event the Company does not succeed in its restructuring efforts, the Company's management believes that the Company will not be able to access capital for new store development and other capital expenditures and that the Company will have difficulty entering into a significant number of third-party franchise or license agreements for the building of new stores using capital resources of franchisees or licensees. The Company's management also believes that, absent the restructuring, the Company will be unable to offer meaningful equity incentives to attract and retain key management. Finally, in the event the contemplated restructuring is not consummated, and/or in the event the Company does not modify the terms of the Credit Facility, the amount of bank financing available to the Company will continue to be reduced by quarterly amortization of its term loan, and it is possible that the Company will be required to seek additional sources of working capital. If the Company is unable to obtain such working capital, it could be forced to postpone capital expenditures or be unable to satisfy its obligations as they become due.

Year 2000

     The Year 2000 issue is the result of computer programs written to identify the applicable year with two digits rather than four. As written, these programs may identify the year "00" as 1900 rather than 2000, which could result in systems miscalculations or systems failure leading to potentially substantial business disruptions. The Company has adopted a comprehensive plan to identify and resolve its Year 2000 issues. The Company's Year 2000 plan consists of (i) assuring that its information technology systems, currently provided by Boston Chicken under the terms of a computer and communications services agreement, are Year 2000 compliant, (ii) assuring that new information technology systems acquired by the Company as part of its development of an independent business infrastructure are Year 2000 compliant, and (iii) obtaining assurances from other third party vendors that their businesses and systems will be Year 2000 compliant on a timely basis.

     Boston Chicken has informed the Company that the information technology systems it provides were, as of the end of the third fiscal quarter of 1999, Year 2000 compliant. Such systems include back office and point of sale store systems as well as financial, human resources, payroll and desktop systems utilized at the Company's support center. In addition to the public disclosure provided by Boston Chicken with respect to its Year 2000 compliance efforts, the Company receives periodic reports from Boston Chicken management relating to Year 2000 issues. In addition to the fees the Company pays to Boston Chicken under the computer and communications services agreement, the Company has incurred capital expenditures of approximately $1.6 million, primarily to purchase hardware for store systems that will accommodate software that will be licensed from third parties other than Boston Chicken and that will be Year 2000 compliant; the Company completed the installation of such hardware in the third fiscal quarter of 1999. The Company intends to continue monitoring Boston Chicken's Year 2000 compliance efforts on a regular basis with respect to systems provided by Boston Chicken and to seek assurances of Year 2000 compliance from any other vendors who may grant licenses to the Company or support its information technology systems in the future. See "Special Note Regarding Forward-Looking Statements" on page 7.

     The Company has received assurances from the third party software vendor that is providing the Company with a software license and support services for its enterprise systems that the software will be Year 2000 compliant. The Company has received similar assurances from its principal third party systems hardware vendor. The Company has also received (and will continue to seek) assurances of Year 2000 compliance from other vendors of systems software, hardware and services. See "Special Note Regarding Forward-Looking Statements" on page 7.

     The Company has also implemented a program to obtain third-party vendor assurances of Year 2000 compliance. The Company has completed an assessment of the impact on the Company if any of its third-party vendors are not Year 2000 compliant and has met with substantially all of its critical vendors, such as its bagel and cream cheese suppliers and its distribution vendor, to discuss their Year 2000 compliance plans. The Company has sent to substantially all other vendors, including the Company's landlords, equipment vendors, service providers and banks, letters requesting written assurance of Year 2000 compliance on a timely basis. Management has evaluated all vendor responses, followed-up with vendors in certain cases and held meetings with each of its critical vendors. During this process, management of the Company has endeavored to assess both the likelihood of compliance by the vendor and the impact on the Company if it is determined that the vendor will not be compliant on a timely basis. While the Company currently expects that all of its significant vendors will be Year 2000 compliant in a timely manner, the Company is in the final stages of developing appropriate contingency plans to assure availability of any product or service material to maintaining uninterrupted business operations. See "Special Note Regarding Forward-Looking Statements" on page 7.

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

     As of October 3, 1999, $33.9 million of floating-rate debt was exposed to changes in interest rates compared to $29.6 million at December 27, 1998. This exposure was primarily linked to the prime lending rate. A hypothetical 10% change in the prime lending rate would not have had a material effect on the Company's annual earnings.

     As of October 3, 1999 and December 27, 1998, the Company also had $125.0 million of fixed-rate convertible subordinated debentures due 2004. A hypothetical 10% change in interest rates on this debt would affect the market value of these financial instruments.

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


Item 5.  Other Information

     The Company has been notified by the Nasdaq Stock Market ("Nasdaq") that the Company is not in compliance with the net tangible assets/market capitalization/net income requirement or the minimum bid price requirement for continued listing of its common stock on the Nasdaq SmallCap Market, and that the Nasdaq staff has determined to delist the Company's common stock from the Nasdaq SmallCap Market. Nasdaq's continued listing requirements require that an issuer satisfy at least one of the following listing standards: (a) net tangible assets of at least $2,000,000, (b) a market capitalization of $35,000,000 or (c) net income of $500,000. Nasdaq's continued listing requirements also require that issuers maintain a minimum bid price of at least $1.

     The Company has attended an oral hearing before a Nasdaq Listing Qualifications Panel, and the delisting of the Company's common stock has been stayed pending the decision of the panel. There can be no assurance that the hearing will result in continued listing of the common stock on the Nasdaq SmallCap Market. If unsuccessful, the Company currently expects that its common stock will be quoted on the OTC Bulletin Board.

     Delisting of the common stock from Nasdaq could have a material adverse effect on the market price of, and the efficiency of the trading market for, the Company's common stock.


Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

         B. Reports on Form 8-K: During the quarter ended October 3, 1999, the Company filed no current reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EINSTEIN/NOAH BAGEL CORP.



Date:   November 17, 1999                  /s/ Robert M. Hartnett
                              ------------------------------------------------
                                               Robert M. Hartnett
                                             Chairman of the Board,
                                      Chief Executive Officer and President



Date:   November 17, 1999                     /s/ Paula E. Manley
                              ------------------------------------------------
                                                  Paula E. Manley
                                              Chief Financial Officer

                                 EXHIBIT INDEX

10.1 Third Amendment to Executive Employment Agreement dated September 16, 1999 between the Company and Robert M. Hartnett.

10.2 Severance Agreement dated August 26, 1999 between the Company and Paul Murphy.

10.3    Severance Agreement dated August 26, 1999 between the Company and Paula
        E. Manley.

10.4 Severance Agreement dated August 26, 1999 between the Company and Gail Lozoff.

10.5 Severance Agreement dated August 26, 1999 between the Company and Paul Strasen.

27      Financial Data Schedule.