Form 10-K
period 1999-12-26
EINSTEIN NOAH BAGEL CORP
filed 2000-03-27
CIK 1007184

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 26, 1999

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

                              1687 Cole Boulevard
                               Golden, CO 80401
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (303) 568-8000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the
Form 10-K. [   ].

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $4,277,395 at March 17, 2000 (based on the closing sale price on the Over-the-Counter Bulletin Board on March 17, 2000). At March 17, 2000, the registrant had issued and outstanding an aggregate of 34,083,681 shares of common stock (including 813,146 shares of common stock held by a subsidiary of the Company).

                                    PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K under "Item 1. Business", "Item 3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-K, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Einstein/Noah Bagel Corp. (the "Company"), Einstein/Noah Bagel Partners, L.P., a majority-owned subsidiary of the Company ("Bagel Partners"), Einstein Bros.(R) Bagels stores and Noah's New York Bagels(R) stores to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: successful restructuring of the Company's balance sheet; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; the Company's relationship with Boston Chicken, Inc. ("Boston Chicken"), the Company's majority stockholder; changes in business strategy or development plans; achievement of development schedules; availability, locations, and terms of sites for store development; food, labor, and employee benefit costs; changes in government regulation; regional weather conditions; the Company's ability to implement new information technology systems; and other factors referenced in this Form 10-K. The Company cannot predict which factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition to considering statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking.



ITEM 1.  BUSINESS

General

     References in this Form 10-K to the "Company" mean the Company, its predecessors and its and their subsidiaries, including Bagel Partners, unless the context otherwise requires. Einstein Bros.(R) and Noah's New York Bagels(R) are trademarks owned by the Company.

     The Company owns and operates specialty retail stores that feature fresh-baked bagels, proprietary cream cheeses, specialty coffees and teas, and creative soups, salads and sandwiches, primarily under the Einstein Bros. Bagels brand name and also under the Noah's New York Bagels brand name. The Company's primary brand, Einstein Bros. Bagels, was developed by the Company after it was formed in March 1995. The Noah's New York Bagels brand was acquired by the Company in February 1996. As of December 26, 1999, there were 539 Company stores in operation systemwide in 45 designated market areas ("DMAs"), including 428 Einstein Bros. Bagels stores in 38 of such DMAs throughout the United States and 111 Noah's New York Bagels stores in 7 of such DMAs located in northern California, portions of Los Angeles, Portland and Seattle/Tacoma. The Company also licenses one Einstein Bros. Bagels store located in a hotel in Phoenix, Arizona and one Noah's New York Bagels store located in the San Francisco International Airport. During fiscal 1999 the Company closed 14 stores and opened 7 new stores. Subsequent to the end of fiscal 1999, the Company opened one new store.

     During fiscal 1998 and 1999 the Company focused primarily on improving store operations to increase same store sales and margins. The Company instituted programs to more effectively hire, train and incentivize store general managers, established consistent measurements of weekly store level performance, expanded menus to include new lunch, sweets and catering offerings, increased menu prices, closed underperforming stores and began more aggressive in-store merchandising.

     A key component of the Company's product strategy is its offering of fresh-baked bagels, produced utilizing proprietary processes that allow for maximum inclusion of high quality ingredients, such as whole blueberries, raisins and nuts. Bagels are offered in a wide variety of both traditional and creative flavors and are baked fresh throughout the day in each store using steamed-baking processes.

     The Company's stores also offer consumers a line of traditional and creative flavors of cream cheese and an extensive line of beverages featuring branded coffees and teas, fruit teas, bottled and fountain sodas, juices and waters. The menu also includes creative soups, salads and sandwiches offering customers a variety of lunch alternatives, as well as branded retail products that support the major menu categories, including ground and whole bean coffees, teas, bagel chips, coffee mugs and other items. Stores are typically in leased locations of approximately 2,000 square feet, substantial indoor seating and when practical, additional outdoor seating.

     The Company was incorporated in Delaware in February 1995 under the name Progressive Bagel Concepts, Inc. The Company's name was subsequently changed to Einstein/Noah Bagel Corp. in June 1996. The Company's principal executive offices are located at 1687 Cole Boulevard, Golden, Colorado 80401 and its telephone number is (303) 568-8000.

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

     In December 1997 the Company coverted its loans to its area developers into a majority equity interest in the area developers and four of the Company's five area developers merged into the surviving area developer now known as Einstein/Noah Bagel Partners, L.P. ("Bagel Partners"). As a result of the loan conversions and the area developer merger (together with certain related transactions, the "Transactions"), the Company owns approximately 78% of Bagel Partners, with the remaining minority interest owned by Bagel Store Development Funding, L.L.C. ("Bagel Funding") and management of the former area developers. Einstein/Noah Bagel Partners, Inc., a wholly-owned subsidiary of the Company, is the general partner of Bagel Partners (the "General Partner"). By reason of its holdings, the Company is able to control the affairs and policies of Bagel Partners, elect the board of directors of the General Partner and approve or disapprove any matter submitted to a vote of the partners of Bagel Partners, including a change in control of Bagel Partners.

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

Capital Restructuring

     In November 1999 the Company announced that it had retained Donaldson, Lufkin & Jenrette to assist the Company in analyzing and evaluating possible transactions for the principal purpose of restructuring its balance sheet, which the Company's management believes is essential to ensure that the Company has adequate working capital to operate its business and to enable it to capitalize on the potential of its brands, Einstein Bros. Bagels and Noah's New York Bagels. The Company is currently engaged in discussions with an ad hoc committee of holders of its $125.0 million 7 1/4% convertible subordinated debentures and representatives of Bagel Funding regarding possible transactions that, if implemented, would have the effect of converting the debentures and the interests of Bagel Funding into common stock of the Company. The Company anticipates that any such restructuring transaction would result in substantial dilution of the interest of existing equity holders, so that they would hold little, if any, meaningful stake in the reorganized enterprise. The Company is also engaged in discussions to obtain new bank financing to replace its existing secured credit facility, which matures in October 2000. There can be no assurance that the Company will be successful in implementing the contemplated balance sheet restructuring or in obtaining new bank financing. See "Special Note Regarding Forward-Looking Statements" on page 2.

     In the event the Company does not succeed in its restructuring efforts, the Company's management believes that the Company will not be able to access capital for new store development and other capital expenditures and that the Company will have difficulty entering into a significant number of third-party franchise or license agreements for the building of new stores using capital resources of franchisees or licensees. The Company's management also believes that, absent the restructuring, the Company will be unable to offer meaningful equity incentives to attract and retain key management and that the Company will be exposed to a significant risk of loss of key employees. In the event the contemplated restructuring is not consummated, the Company believes that it will be unable to obtain new bank financing and that it will not have sufficient liquidity to satisfy its obligation to pay interest on its outstanding debentures in June 2000. In addition, in the event the Company is unable to modify the terms of its existing credit facility or obtain other sources of capital, it is possible that the Company could be unable to satisfy other obligations as they become due. See "Special Note Regarding Forward-Looking Statements" on page 2. See also "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - General and - Liquidity and Capital Resources."

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

     The food service industry is intensely competitive with respect to food quality, concept, convenience, location, customer service and value. In addition, there are many well-established food service competitors with substantially greater financial and other resources and substantially longer operating histories than the Company. Many of such competitors are less dependent than the Company on a single, primary product. The Company believes that it competes with other bagel retailers and bakeries, including Brueggers and Manhattan Bagel, specialty coffee retailers, including Starbucks, and other "fast casual" food service retailers, including Panerra Bread, Corner Bakery and Chipotle Mexican Grill. The Company also competes with fast-food restaurants, delicatessens, take-out food service companies, supermarkets and convenience stores. In addition, the Company believes that the start-up costs associated with retail bagel and similar food service establishments are not a significant impediment to entry into the retail bagel business. The Company believes that its Einstein Bros. Bagels and Noah's New York Bagels brands compete favorably in the important factors of food quality, convenience, customer service and value.

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

Relationship with Boston Chicken

     On October 5, 1998, Boston Chicken, the owner of approximately 51% of the outstanding shares of common stock of the Company, filed a voluntary petition for protection under Chapter 11 of the Federal Bankruptcy Code. On February 17, 2000, Boston Chicken filed its second amended plan in the United States Bankruptcy Court for the District of Arizona. The plan provides for the sale of substantially all of the assets of Boston Chicken and certain affiliated debtors to a wholly-owned subsidiary of McDonald's Corporation. The stock of the Company owned by Boston Chicken would not be included in the sale, but rather, upon the effectiveness of the plan, would be held by a trust to be established under the plan for the benefit of Boston Chicken's creditors. A preliminary hearing on the confirmation of the plan is scheduled for April 4, 2000.

     Boston Chicken has an option (the "BCI Option") to maintain ownership of shares of common stock of the Company having up to 52% of the voting power of all of the outstanding shares of capital stock of the Company having the power generally to vote in the election of directors. The BCI Option is exercisable at a per share exercise price equal to (i) the weighted average price per share at which the Company's common stock is issued or sold in a transaction pursuant to which the BCI Option becomes exercisable, in the case of a transaction in which such price per share is readily ascertainable, or (ii) in all other cases, the average of the closing sale prices for the common stock on the Nasdaq National Market (or such other principal exchange or market on which the common stock may then be trading) for the five trading days ending on the fifth trading day prior to the date of the transaction pursuant to which the BCI Option becomes exercisable. The BCI Option terminates if (i) Boston Chicken sells or transfers shares of the Company's common stock and as a result owns less than a majority of the then outstanding shares of the Company's voting stock or (ii) the percentage of outstanding shares of voting stock of the Company owned by Boston Chicken is reduced below 50% other than as a result of Boston Chicken's voluntary sale or transfer of shares of the Company's common stock and Boston Chicken fails to acquire a sufficient number of shares of common stock so that it owns at least a majority of the then outstanding shares of voting stock of the Company by July 31 of the calendar year next following the calendar year in which such reduction occurs. In addition, the percentage ownership level of 52% is subject to reduction to the extent voluntary sales or transfers by Boston Chicken reduce its ownership of the outstanding shares of voting stock of the Company to less than 52% but do not otherwise result in termination of the BCI Option. In determining the percentage ownership of the voting stock of the Company owned by Boston Chicken for purposes of the BCI Option, the following shares are excluded: (i) shares of the Company's common stock subject to options granted by Boston Chicken and its subsidiaries prior to the date of the agreement, (ii) any shares of common stock held by officers, directors or employees of Boston Chicken, and (iii) any shares of common stock held by any person or entity that would not be counted under generally accepted accounting principles in determining whether Boston Chicken owns a majority of the voting stock for consolidated financial statement purposes. Pursuant to such calculation, as of December 26, 1999, Boston Chicken had the right to purchase 2,124,579 shares of common stock of the Company at prices ranging from $3.87 to $30.75 per share. Boston Chicken also has five demand and unlimited piggyback registration rights under the Securities Act of 1933, as amended (the "Securities Act"), with respect to shares of the Company's common stock owned by Boston Chicken.

     From its inception in 1995 through March 2000, the Company received accounting, administration, computer and communications services from Boston Chicken pursuant to various fee for service agreements. In November 1998, the Company began a program to develop a comprehensive business infrastructure to permit the Company to perform such services independently of Boston Chicken. The Company substantially completed the development of a separate business infrastructure in March 2000, at which time it ceased to purchase services from Boston Chicken.

Employees; Labor Matters

     In connection with the Transactions, the Company offered employment to all of the employees of Bagel Partners. Pursuant to the services agreement dated December 15, 1997 between the Company and Bagel Partners, the Company provides to Bagel Partners the services of such employees and certain other employees hired by the Company and Bagel Partners reimburses the Company for the cost of such employees. As of March 17, 2000, the Company had approximately 12,800 employees, of which approximately 12,600 were store-level employees.

     Certain operations of the Company conducted in northern California under the Noah's New York Bagels brand have from time to time been the subject of union organizing activities. Employees of two stores in the San Francisco Bay area are currently represented by unions. Union affiliation may have a negative impact upon employee relations and labor costs.

Executive Officers

     Set forth below are the names and ages of the executive officers of the Company, the positions they hold with the Company, and summaries of their business experience. Executive officers are elected by, and serve at the discretion of the Board of Directors. The executive officers of the Company are as follows:

     Robert M. Hartnett, age 48, became Chief Executive Officer and a director of the Company in February 1998, and he became President and Chairman of the Board of the Company in May 1998. Mr. Hartnett has also served as Vice President-Eastern Zone of the General Partner of Bagel Partners since December 1997. From March 1996 to February 1998, Mr. Hartnett served as President and Chief Executive Officer of one of the Company's former area developers. From August 1992 until March 1996, Mr. Hartnett was Chief Executive Officer of R&A Foods, L.L.C., an area developer of Boston Chicken.

     Paul J. B. Murphy III, age 45, became Executive Vice President - Operations of the Company in March 1998. From December 1997 to March 1998, Mr. Murphy served as Senior Vice President - Operations of the Company and from July 1996 until December 1997, he was Chief Operating Officer of one of the Company's former area developers. Prior to that time, he was Director of Operations of R&A Foods, L.L.C., an area developer of Boston Chicken, from August 1992 until July 1996. Before that, Mr. Murphy spent 11 years with S&A Restaurants, owner and operator of Steak & Ale and Bennigans restaurants. In his most recent position, he was an Area Manager responsible for Bennigans restaurants in Texas and New Mexico.

     Gail A. Lozoff, age 49, became Chief Marketing Officer of the Company in March 1998 and has been a director of the Company since April 1995. From October 1997 until March 1998, Ms. Lozoff served as Chief Concept Officer of the Company. From September 1996 until October 1997, Ms. Lozoff served as a Vice President of the Company and from April 1995 until September 1996, she served as Vice President-Design and Merchandising of the Company. Prior to that time, Ms. Lozoff was President and Chief Executive Officer of Bagel & Bagel, Inc. from May 1992 until 1995.

     Paul A. Strasen, age 43, has been a Senior Vice President of the Company since February 1997 and has been General Counsel of the Company since April 1995. Mr. Strasen has also served as a Vice President of the General Partner of Bagel Partners since December 1997 and was a Senior Vice President of Boston Chicken from May 1997 until December 1997. From April 1995 to February 1997, he was a Vice President of the Company. Prior to that time, he was a partner at the Chicago law firm of Bell, Boyd & Lloyd from 1988 to April 1995.

     Paula E. Manley, age 46, became Chief Financial Officer of the Company in April 1999. From February 1998 to April 1999, she was Vice President - Operations Finance, of the Company. From October 1996 to January 1998, Ms. Manley was Chief Financial Officer of one of the Company's former area developers. Prior to that time, Ms. Manley served as Real Estate Manager for the Franchise Division of Burger King Corp. from October 1994 to October 1996 and as Controller of that division from January 1990 to October 1994.

ITEM 2.  PROPERTIES

     The Company leases its support center facility (containing its principal executive offices and test bakery) in Golden, Colorado, which consists of approximately 46,400 square feet (and certain common areas, including parking areas). The Company also leases a 54,640 square-foot dough production facility in Whittier, California, and the Company and its subsidiaries lease sites for stores and commissaries.

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

     In some cases, the Company remains legally obligated on leases for stores or commissaries that have been closed, either because the Company has assigned its rights under the lease without termination of the lease or because the Company has subleased such sites. As of March 17, 2000 the Company had entered into 12 such lease assignments and 18 such subleases.

     The Company also subleases sites for certain stores from Boston Chicken. As of March 17, 2000, the Company was a sublessee of thirteen sites from Boston Chicken. As of such date Boston Chicken had not assumed or rejected any of the prime leases covering such sites in its Chapter 11 bankruptcy proceeding.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, like others in the food service business, is from time to time the subject of complaints, threat letters or litigation from customers alleging illness, injury, or other food quality, health (including food-borne illness claims), or operational concerns. Claims relating to foreign objects in food, food-borne illness or operating issues are common in the food service industry, and a number of such claims may exist at any given time. Adverse publicity resulting from such allegations may materially adversely affect the Company or its brands, regardless of whether such allegations are valid or whether the Company is liable. In addition, the Company encounters complaints and allegations from former employees or others from time to time, as well as other matters which are common for businesses such as the Company. The Company does not believe that any such matters of which it is aware are material to the Company individually or in the aggregate, but matters may arise which could adversely affect the Company or its business operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On March 7, 2000, the Company's common stock began trading on the Over-the-Counter Bulletin Board. Prior to that time the Company's common stock was traded on the Nasdaq SmallCap Market.

     The following table sets forth the high and low sales prices of the common stock during each of the Company's 1998 and 1999 fiscal quarters, as quoted on the Nasdaq National Market or Nasdaq SmallCap Market, as reported by The Wall Street Journal (Western Edition).


                                                 High                 Low
             1998
             ----
             First Quarter                     $6.87500            $3.50000
             Second Quarter                     6.25000             3.25000
             Third Quarter                      4.25000             1.09400
             Fourth Quarter                     3.62500             0.93800

             1999
             ----
             First Quarter                     $2.00000            $1.12500
             Second Quarter                     1.40625             0.96875
             Third Quarter                       .90625              .62500
             Fourth Quarter                      .87500              .31250


     On March 17, 2000, the last reported sale price of the common stock on the Over-the-Counter Bulletin Board was $0.28125 per share. As of March 17, 2000, there were approximately 709 record holders of the common stock.

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

                                                Period from
                                              March 24, 1995
                                                (inception)                        Fiscal Year Ended
                                                  through       --------------------------------------------------------
                                                December 31,    December 29,  December 28,   December 27,   December 26,
                                                    1995            1996          1997           1998           1999
                                               --------------   ------------  ------------   ------------   ------------
                                                       (In thousands, except per share data and number of stores)
Consolidated Statements of Operations Data:
Revenue:
  Store revenue..............................        $ 25,685       $ 35,803      $ 28,436      $ 371,919       $375,549
  Royalties and franchise-related fees.......             671         19,918        28,286              0              0
  Interest income from franchisees...........              67          5,986        21,566              0              0
                                               --------------   ------------  ------------   ------------   ------------
    Total revenue............................          26,423         61,707        78,288        371,919        375,549
Income (loss) from operations................         (43,152)        10,039         3,664       (234,885)        (3,490)
Net income (loss)............................         (43,716)         5,707        (1,402)      (203,927)       (14,383)
Basic earnings (loss) per share..............           (7.87)          0.29         (0.04)         (6.18)         (0.43)
Diluted earnings (loss) per share............           (7.87)          0.27         (0.04)         (6.18)         (0.43)
Weighted average number of common
  shares outstanding:
    Basic....................................           5,570         19,286        32,956         33,024         33,271
    Diluted..................................           5,570         21,023        32,956         33,024         33,271

Store Data (unaudited):
Systemwide net revenue.......................        $ 26,410       $138,251      $302,995      $ 371,919       $375,549
Company-owned stores.........................              47             14           574            546            539
Area developer stores........................              13            301             0              0              0
                                               --------------   ------------  ------------   ------------   ------------
Number of stores at end of year..............              60            315           574            546            539
                                               ==============   ============  ============   ============   ============

Consolidated Balance Sheet Data:
Total assets.................................        $ 50,299       $332,418      $643,128      $ 375,142       $361,260
Long-term debt...............................          58,875              -       149,000        143,000              -
Stockholders' equity (deficit)...............         (20,994)       315,517       330,346        129,358        114,975

                             Predecessor Companies

     The summary historical combined financial data shown below represent the financial data of the Company's predecessors: Brackman Brothers, Inc. ("Brackman"), Bagel & Bagel, Inc. ("Bagel & Bagel") and Offerdahl's Bagel Gourmet, Inc. ("Offerdahl's"). The financial data consists of the results of operations of the predecessors from January 1, 1995 through their respective dates of acquisition, which were March 24, 1995 for Brackman and Bagel & Bagel and March 31, 1995 for Offerdahl's. The financial information is presented on the historic cost basis of each of the predecessors. The basic and fully diluted earnings (loss) per share and the weighted average number of common shares outstanding during the period have not been presented because the Company believes this information is not meaningful. Subsequent to the acquisition of these predecessors, the Company sold substantially all of their assets. Accordingly, the Company does not believe that such operating results are meaningful or are indicative of future operating results of the Company.

                                           Period from January 1, 1995
                                             through March 31, 1995
                                                (in thousands)
                                                --------------
     Combined Statements of Operations Data:
         Total revenue                                 $5,882
         Income from operations                            39
         Net income (loss)                               (158)

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

     In December 1997 the Company converted its loans to its area developers into a majority equity interest in the area developers and four of the Company's five area developers merged into Bagel Partners. As a result of the loan conversions and the area developer merger (together with certain related transactions, the "Transactions"), the Company owns approximately 78% of Bagel Partners, with the remaining minority interest owned by Bagel Funding and management of the former area developers.

     While the Company believes it realized certain benefits from the Transactions, the timing and extent of the benefits were not as anticipated by management at the time of the Transactions. After operating and controlling the Einstein Bros. Bagels and Noah's New York Bagels stores acquired in the Transactions for one year, the Company, as part of its continual evaluation process, assessed the recoverability of certain long-lived assets and determined that they were impaired. The impairment was based primarily upon an evaluation of realized operating results, which were below those anticipated upon consummation of the Transactions, and revenue growth and cash flow projections at that time. As a result, the Company recorded an impairment of intangible assets and identifiable long-lived assets in 1998. See Note 13 of Notes to the Company's Consolidated Financial Statements. In addition, the Company closed 43 underperforming stores acquired in the Transactions in 1998 and 14 such stores in 1999.

     As of March 17, 2000, Boston Chicken held approximately 51% of the voting stock of the Company. In addition, Boston Chicken has an option that permits it to maintain ownership of shares of common stock having up to 52% of the voting power of all of the outstanding shares of capital stock of the Company having the power generally to vote in the election of directors. See "Item 1. Business -- Relationship with Boston Chicken."

     From its inception in 1995 through March 2000, the Company received accounting, administration, computer and communications services from Boston Chicken pursuant to various fee for service agreements. In November 1998, the Company began a program to develop a comprehensive business infrastructure to permit the Company to perform such services independently of Boston Chicken. The Company substantially completed the development of a separate business infrastructure in March 2000, at which time it ceased to purchase services from Boston Chicken.

     In November 1999 the Company announced that it had retained Donaldson, Lufkin & Jenrette to assist the Company in analyzing and evaluating possible transactions for the principal purpose of restructuring its balance sheet, which the Company's management believes is essential to ensure that the Company has adequate working capital to operate its business and to enable it to capitalize on the potential of its brands, Einstein Bros. Bagels and Noah's New York Bagels. The Company is currently engaged in discussions with an ad hoc committee of holders of its $125.0 million 7 1/4% convertible subordinated debentures and representatives of Bagel Funding regarding possible transactions that, if implemented, would have the effect of converting the debenture and the interests of Bagel Funding into common stock of the Company. The Company anticipates that any such restructuring transaction would result in substantial dilution of the interest of existing equity holders, so that they would hold little, if any, meaningful stake in the reorganized enterprise. The Company is also engaged in discussions to obtain new bank financing to replace its existing secured credit facility, which matures in October 2000. There can be no assurance that the Company will be successful in implementing the contemplated balance sheet restructuring or in obtaining new bank financing. See "Special Note Regarding Forward-Looking Statements" on page 2.

     In the event the Company does not succeed in its restructuring efforts, the Company's management believes that the Company will not be able to access capital for new store development and other capital expenditures and that the Company will have difficulty entering into a significant number of third-party franchise or license agreements for the building of new stores using capital resources of franchisees or licensees. The Company's management also believes that, absent the restructuring, the Company will be unable to offer meaningful equity incentives to attract and retain key management and that the Company will be exposed to a significant risk of loss of key employees. In the event the contemplated restructuring is not consummated, the Company believes that it will be unable to obtain new bank financing and that it will not have sufficient liquidity to satisfy its obligation to pay interest on its outstanding debentures in June 2000. In addition, in the event the Company is unable to modify the terms of its existing credit facility or obtain other sources of capital, it is possible that the Company could be unable to satisfy other obligations as they become due. See "Special Note Regarding Forward-Looking Statements" on page 2. See also "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

  Fiscal year ended December 26, 1999 compared to fiscal year ended December 27, 1998

     Revenue. Total store net revenue increased 1.0% to $375.5 million in 1999 compared to $371.9 million in the prior year. The increase in store net revenue was due to an increase in average net weekly per store sales offset by a decrease in the average number of stores. Average net weekly per store sales were $13,490 compared to $13,103 in the prior year. Average net weekly per store sales represents weekly per store average revenue, after customer and employee discounts, for all stores open at the end of the periods presented.
The increase in average net weekly per store sales was due to the effect of several Company initiatives, including menu changes, higher menu prices, closure of underperforming stores, and focus on improved store level operations. These Company initiatives were instituted earlier, and have to date proven more effective, in the Company's Einstein Bros. Bagels concept than in its Noah's New York Bagels concept, and they were offset by declines due to less marketing spending and lower per store revenue generated by the Noah's New York Bagels stores. The average number of stores in operation in 1999 was 540 compared to 551 in the prior year.

     Comparable store sales increased 1.0% over fiscal 1998. Comparable store sales represent average net weekly per store sales for stores open since the beginning of the prior year. There were 517 stores in the comparable store base.

     Store Costs and Expenses. Cost of products sold as a percent of store net revenue decreased to 33.0% in 1999 from 34.3% in the prior year. The decrease was attributable to improved management of food costs. In addition, 1998 reflects a charge associated with the closing of a bagel production plant.

     Salaries and benefits as a percent of store net revenue remained unchanged at 31.3% in 1999 and the prior year.

     Other controllable costs (such as utilities, repair and maintenance, and supplies) as a percent of store net revenue increased to 8.2% in 1999 from 7.9% in the prior year. The increase was due primarily to an increase in credit card fees, repair and maintenance charges, and utility costs.

     Rent, occupancy and related costs as a percent of store net revenue remained constant at 9.6% in 1999 and the prior year.

     Marketing expenses as a percent of store net revenue decreased to 2.4% in 1999 from 3.6% in the prior year. The decrease was the result of a decision to reduce marketing spending in fiscal 1999.

     As a result of the factors described above, store margins before depreciation and amortization as a percent of store net revenue increased to 15.4% in 1999 from 13.4% in the prior year.

     Depreciation and amortization as a percent of store net revenue decreased to 3.1% in 1999 from 5.5% in the prior year. The decrease was the result of the charge taken in 1998 for impairment of long-lived assets.

     Non-store Salaries, Benefits, General and Administrative. Non-store salaries, benefits, general and administrative expenses as a percent of total revenue decreased to 9.3% in 1999 from 10.1% in the prior year. The decrease was due to a prior year reduction in force and an associated one-time charge of $2.3 million for severance offset by a one-time charge of $1.6 million related to store and commissary closures and a one-time charge of $0.6 million related to the settlement of stockholder litigation in 1999.

     Non-Store Depreciation and Amortization. Non-store depreciation and amortization (excluding goodwill amortization) as a percent of total revenue remained relatively constant at 0.9% in 1999 compared to 1.0% in the prior year. Goodwill amortization as a percent of total revenue also remained relatively constant at 3.1% in 1999 compared to 2.9% in the prior year. The net changes reflect an increase due to shortened lives of trademarks and goodwill offset by the decrease in the remaining balances as a result of the charge for impairment of long-lived assets taken in 1998.

     Other Expense. The Company incurred other expense of $11.9 million in 1999 compared to $14.9 million in the prior year. The decrease was due to a $3.4 million prior year charge associated with the write-off of certain notes receivable in 1998.

     Minority Interest. The minority interest in losses of Bagel Partners was $1.1 million in 1999, compared to $46.1 million in the prior year. This decrease was due to improved financial performance.

     Income Taxes. The Company had a $0.1 million income tax expense in 1999, consisting of state and local taxes.

  Fiscal year ended December 27, 1998 compared to fiscal year ended December 28, 1997

     The Company's results of operations for fiscal year ended December 27, 1998 reflect the Company's first full year of operations as the majority owner and operator of stores systemwide.

     Revenue. Total systemwide net revenue increased 22.7% to $371.9 million in 1998 compared to $303.0 million in the prior year. The increase in systemwide net revenue was due to an increase in the average number of stores and average net weekly per store sales. The average number of stores in operation was 551 compared to 458 in the prior year. Average net weekly per store sales were $13,103 compared to $12,980 in the prior year. Average net weekly per store sales represents weekly per store average revenue, after customer and employee discounts, for all stores open at the end of the periods presented. The increase in average net weekly per store sales was due to a higher proportion of mature stores in comparison to the prior year and to the effect of several Company initiatives, including a new lunch menu, higher menu prices, closure of underperforming stores, and focus on improved store level operations. These Company initiatives were instituted earlier, and have to date proven more effective, in the Company's Einstein Bros. Bagels concept than in its Noah's New York Bagels concept, and they were offset by declines due to less marketing spending and lower per store revenue generated by the Noah's New York Bagels stores.

     The increase in Company store net revenue along with the decline in royalties and franchise-related fees was due to an increase in average number of Company stores as a result of the Transactions.

     Store Costs and Expenses. Total store costs and expenses increased to $342.5 million in 1998 compared to $29.1 million in the prior year, due to an increase in average number of Company stores as a result of the Transactions.

     While line by line comparisons may not be meaningful as a result of the Transactions, the Company believes that overall store performance improved in 1998, compared to the performance of the stores in 1997 following the Transactions. This improvement was illustrated by the increase in average net weekly per store sales, mentioned above, in addition to the positive margin generated from store revenue less store costs and expenses compared to the negative margin generated in the prior year. However, the improvement in store level revenue growth and cash flow did not meet the Company's expectations at the time of the Transactions.

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

     Useful Lives of Long-Lived Assets. In 1998, as part of the Company's ongoing evaluation of long-lived assets, management evaluated the useful lives of goodwill and trademarks. The evaluation was made after the Company had operated and controlled the Einstein Bros. Bagels and Noah's New York Bagels stores acquired in the Transactions for a period of one year. Based primarily upon the assessment of realized operating results, which were below those anticipated upon consummation of the Transactions, and revenue growth and cash flow projections at that time, the Company concluded that 20 years would be a more accurate estimate of useful lives for goodwill and trademarks than the 35-year and 30-year periods previously used for goodwill and trademarks, respectively. The new useful life of 20 years is effective on a prospective basis beginning in 1999. See Note 3 of Notes to the Company's Consolidated Financial Statements.

     Other Expense.   The Company incurred other expense of $14.9 million in
1998 compared to $4.1 million in the prior year, due primarily to increased interest expense from the Company's outstanding subordinated debt being outstanding for the entire year and a higher average amount of bank facility debt, together with the write-off of $3.4 million notes receivable from a stockholder.

     Minority Interest. The minority interest in losses of Bagel Partners was $46.1 million in 1998, compared to $4.0 million in the prior year. This increase was due to greater losses incurred in the current year.

     Income Taxes. The Company had a $0.2 million income tax expense in 1998, consisting of state and local taxes.

Liquidity and Capital Resources

     The Company's primary sources of capital have been from issuances of equity and debt securities, borrowings under the Company's revolving credit facility and internally generated cash from operations. In 1999, $6.8 million of cash was provided from operations, compared to $12.5 million of cash used in operations in 1998. The increase in cash from operations was a result of increased revenues and store margins and decreased overhead expenses. Cash used in operations in 1998 totaled $12.5 million compared to cash provided from operations of $27.7 million in 1997. The decrease in cash from operations was due to the Transactions, because cash previously used in area developer operations is now used in Company operations.

     In 1999, $7.0 million of net cash was provided from financing activities, resulting from net borrowings under the Company's secured credit facility. As of December 26, 1999, the Company had $2.7 million in cash and cash equivalents and had outstanding an $18.0 million term loan and an $18.6 million revolving loan under the Company's secured credit facility with Bank of America, N.A. and two other lenders. The bank credit facility consists of a term loan facility (originally in the amount of $30.0 million) and a revolving credit facility which provides for borrowings of up to $26.0 million through April 30, 2000 and up to $25.0 million thereafter through maturity. The bank credit facility contains financial covenants that require the Company to maintain minimum average weekly net sales levels and to comply with ratios of system cash flow to senior indebtedness and pro forma fixed charges. See Note 7 of Notes to the Company's Consolidated Financial Statements.

     In 1998, $0.4 million of net cash was used in financing activities, resulting from repayments under the Company's term loan facility and borrowings under the Company's revolving credit facility. As of December 27, 1998, the Company had $3.8 million in cash and cash equivalents and had outstanding a $24.0 million term loan and a $5.6 million revolving loan under the Company's credit facility.

     Cash provided from financing activities totaled $158.7 million in 1997. In May 1997, the Company completed a private offering of $125.0 million principal amount of 7 1/4% convertible subordinated debentures due 2004. As of December 28, 1997, the Company had $34.1 million available in cash and cash equivalents.

     In 1999, the Company's primary uses of capital, other than providing working capital for normal operating expenses, consisted of satisfaction of current liabilities, expenditures for development of business infrastructure and systems, expenditures related to building and opening new stores and retrofitting existing stores, and payment of principal and interest on outstanding indebtedness.

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

     Prior to 1998, the Company's primary use of capital consisted of providing partial financing to its area developers for use in rapid store development and working capital needs. Net loan advances to area developers were $190.0 million in 1997 (consisting of $359.2 million of loan advances, net of $169.2 million of loan repayments). The majority of the loan advance and repayment activity reflects the revolving nature of the loans; that is, amounts were drawn and repaid on a regular basis to optimize cash management.

     In addition to providing funding to its area developers, the Company's capital requirements in 1997 consisted of store acquisition and development, development of its corporate infrastructure support systemwide expansion, and investments in food production facilities. In 1997, the Company expended $8.2 million on its corporate infrastructure and investments in food production facilities. The Company generated $3.6 million in 1997 from the sale of stores to newly formed area developers. There were no material gains or losses recognized as a result of these sales.

     The Company's primary uses of capital in 2000, other than providing working capital for normal operating expenses, are expected to consist primarily of satisfaction of current liabilities, expenditures related to the development of business infrastructure and systems, including the acquisition of hardware, software licenses, maintenance and support for enterprise and store systems, expenditures related to refurbishing existing stores, payment of professional fees in connection with the Company's capital restructuring project, and payment of principal and interest on outstanding indebtedness.

     The Company's primary sources of capital in 2000 are expected to consist primarily of internally generated cash from operations and borrowings under the Company's credit facility. In the event the Company is unable to consummate a capital restructuring the Company believes that it will be unable to obtain new bank financing to replace its existing credit facility and that it will not have sufficient liquidity to satisfy its obligation to pay interest on its outstanding debentures in June 2000. In addition, in the event the Company is unable to modify the terms of its existing credit facility or obtain other sources of capital, it is possible that the Company could be unable to satisfy other obligations as they become due. See "Special Note Regarding Forward-Looking Statements" on page 2. See also Note 2 of Notes to the Company's Consolidated Financial Statements.

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

     As of December 26, 1999, $36.6 million of floating-rate debt was exposed to changes in interest rates compared to $29.6 million in the prior year. This exposure was primarily linked to the prime lending rate. A hypothetical 10% change in the prime lending rate would not have had a material effect on the Company's annual earnings.

     As of December 26, 1999 and December 27, 1998, the Company also had $125.0 million of fixed-rate convertible subordinated debentures due 2004. A hypothetical 10% change in interest rates on this debt would affect the market value of these financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)
                     (In thousands, except per share data)

     The following table shows quarterly unaudited financial results for fiscal years 1999 and 1998. The first quarter consists of four four-week periods and the second, third and fourth quarters consist of three four-week periods. The fourth quarter of 1998 Loss from Operations includes a $212.4 million charge for impairment of store fixed assets, goodwill and other intangibles. See Note 13 of Notes to the Company's Consolidated Financial Statements.


                                First     Second    Third      Fourth
                               Quarter   Quarter   Quarter    Quarter
                              ---------  --------  --------  ----------
    1999:
    -----
    Revenue.................  $112,353   $87,296   $88,363   $  87,537
    Loss from Operations....    (2,934)      (31)      (45)       (480)
    Net Loss................    (5,702)   (2,733)   (2,803)     (3,145)
    Basic Loss per Share....     (0.17)    (0.08)    (0.08)      (0.10)
    Diluted Loss per Share..     (0.17)    (0.08)    (0.08)      (0.10)

    1998:
    -----
    Revenue.................  $110,475   $87,899   $87,325   $  86,220
    Loss from Operations....   (12,661)   (3,855)   (2,636)   (215,733)
    Net Loss................   (13,417)   (8,949)   (4,433)   (177,128)
    Basic Loss per Share....     (0.41)    (0.27)    (0.13)      (5.32)
    Diluted Loss per Share..     (0.41)    (0.27)    (0.13)      (5.32)

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants...........................................................     20

Consolidated Financial Statements:

   Consolidated Balance Sheets at December 27, 1998 and December 26, 1999..........................     21

   Consolidated Statements of Operations for the fiscal years ended December  28, 1997,
   December 27, 1998, and December 26, 1999........................................................     22

   Consolidated Statements of Stockholders' Equity for the fiscal years ended
   December 28, 1997, December 27, 1998 and December 26, 1999......................................     23

   Consolidated Statements of Cash Flows for the fiscal years ended December 28, 1997,
   December 27, 1998 and December 26, 1999.........................................................     24

   Notes to Consolidated Financial Statements......................................................     25

Report of Independent Public Accountants on Schedule II............................................     39

Supplemental Schedule II...........................................................................     40

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Einstein/Noah Bagel Corp.:

     We have audited the accompanying consolidated balance sheets of Einstein/Noah Bagel Corp. (a Delaware corporation) and subsidiaries as of December 27, 1998 and December 26, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended December 28, 1997, December 27, 1998 and December 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Einstein/Noah Bagel Corp. and subsidiaries as of December 27, 1998 and December 26, 1999, and the results of their operations and their cash flows for the fiscal years ended December 28, 1997, December 27, 1998 and December 26, 1999, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company may not generate sufficient liquidity to meet its financial obligations as they become due, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                       ARTHUR ANDERSEN LLP

Denver, Colorado
March 23, 2000

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                             December 27,             December 26,
                                                                                 1998                     1999
                                                                          -----------------        -----------------

ASSETS
------------------------------------------------------------------------
Current Assets:
 Cash and cash equivalents..............................................          $   3,766                $   2,708
 Accounts receivable, net...............................................              1,716                    1,289
 Inventories............................................................              9,672                    9,456
 Prepaid expenses and other current assets..............................              1,699                    1,327
                                                                          -----------------        -----------------
  Total current assets..................................................             16,853                   14,780

Property and Equipment, net.............................................            122,403                  123,736
Goodwill, net...........................................................            223,482                  211,848
Trademarks, net.........................................................              2,065                    2,052
Recipes, net............................................................              2,670                    2,358
Other Assets, net.......................................................              7,669                    6,486
                                                                          -----------------        -----------------
  Total assets..........................................................          $ 375,142                $ 361,260
                                                                          =================        =================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------
Current Liabilities:
 Accounts payable.......................................................          $  17,804                $  15,344
 Accrued expenses.......................................................             23,284                   20,699
 Revolving credit facility..............................................                  -                   18,600
 Current portion of senior term loan....................................              6,000                   18,000
 Convertible subordinated debentures....................................                  -                  125,000
                                                                          -----------------        -----------------
  Total current liabilities.............................................             47,088                  197,643

Revolving Credit Facility...............................................              5,625                        -
Long-Term Portion of Senior Term Loan...................................             18,000                        -
Convertible Subordinated Debentures.....................................            125,000                        -
Other Noncurrent Liabilities............................................             16,140                   15,798
Minority Interest.......................................................             33,931                   32,844

Stockholders' Equity:
 Preferred Stock -  $.01 par value; 20,000,000 shares authorized;
   no shares issued and outstanding.....................................                  -                        -
 Common Stock - $.01 par value; 200,000,000 shares authorized;
   34,083,681 shares issued in 1998 and 1999............................                341                      341
 Additional paid-in capital.............................................            377,616                  377,616
 Treasury Stock, at cost (813,146 shares in 1998 and 1999)..............             (5,261)                  (5,261)
 Accumulated deficit....................................................           (243,338)                (257,721)
                                                                          -----------------        -----------------
   Total stockholders' equity...........................................            129,358                  114,975
                                                                          -----------------        -----------------
   Total liabilities and stockholders' equity...........................          $ 375,142                $ 361,260
                                                                          =================        =================


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                      Fiscal Year Ended
                                                                      ------------------
                                                       December 28,      December 27,     December 26,
                                                           1997              1998             1999
                                                       -------------  ------------------  -------------
Revenue:
  Store revenue......................................       $28,436           $ 371,919       $375,549
  Royalties and franchise-related fees...............        49,852                   -              -
                                                            -------           ---------       --------
     Total revenue...................................        78,288             371,919        375,549

Costs and Expenses:
  Store:
     Cost of products sold...........................         9,479             127,573        124,071
     Salaries and benefits...........................        10,734             116,226        117,499
     Other controllable costs........................         2,404              29,392         30,664
     Rent, occupancy and related costs...............         4,680              35,603         36,222
     Marketing expenses..............................           126              13,291          9,138
     Depreciation and amortization...................         1,683              20,411         11,639
                                                            -------           ---------       --------
       Total store costs and expenses................        29,106             342,496        329,233
  Non-Store:
     Salaries, benefits, general and administrative..        27,865              37,571         34,911
     Impairment of long-lived assets.................        10,835             212,371              -
     Depreciation and amortization
       (excluding goodwill amortization).............         4,154               3,588          3,262
     Goodwill amortization...........................         2,664              10,778         11,633
                                                            -------           ---------       --------
       Total non-store costs and expenses............        45,518             264,308         49,806
                                                            -------           ---------       --------
       Total costs and expenses......................        74,624             606,804        379,039
                                                            -------           ---------       --------

Income (Loss) from Operations........................         3,664            (234,885)        (3,490)

Other Income (Expense):
  Interest income....................................         1,969                 282              -
  Interest expense...................................        (6,098)            (11,811)       (11,877)
  Other..............................................             -              (3,409)             3
                                                            -------           ---------       --------
     Total other income (expense)....................        (4,129)            (14,938)       (11,874)
                                                            -------           ---------       --------

Loss before Income Taxes and Minority Interest.......          (465)           (249,823)       (15,364)
Income Taxes.........................................         4,973                 221            106
Minority Interest in Loss of Subsidiary..............        (4,036)            (46,117)        (1,087)
                                                            -------           ---------       --------
Net Loss.............................................       $(1,402)          $(203,927)      $(14,383)
                                                            =======           =========       ========

Basic Loss per Share.................................        $(0.04)             $(6.18)        $(0.43)
                                                            =======           =========       ========
Diluted Loss per Share...............................        $(0.04)             $(6.18)        $(0.43)
                                                            =======           =========       ========
Weighted Average Number of Common
  Shares Outstanding:
     Basic...........................................        32,956              33,024         33,271
                                                            =======           =========       ========
     Diluted.........................................        32,956              33,024         33,271
                                                            =======           =========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                 Fiscal Year Ended
                                                                                 ------------------
                                                                  December 28,      December 27,     December 26,
                                                                      1997              1998             1999
                                                                  -------------  ------------------  -------------
Common Stock
  Balance at beginning of year..................................      $    323           $     333      $     341
  Issuance of common stock......................................             2                   8              -
  Exercise of stock options and warrants........................             8                   -              -
                                                                      --------           ---------      ---------
  Balance at end of year........................................      $    333           $     341      $     341
                                                                      ========           =========      =========

Additional Paid-in Capital
  Balance at beginning of year..................................      $353,203           $ 374,685      $ 377,616
  Issuance of common stock, net of offering costs of
     $229 in 1997, $- in 1998 and 1999..........................         5,369               2,929              -
  Exercise of stock options and warrants, including income tax
     benefits of $1,597 in 1997.................................         6,694                   2              -
  Issuance of options and warrants..............................         1,619                   -              -
  Options issued in connection with acquisitions................         7,800                   -              -
                                                                      --------           ---------      ---------
  Balance at end of year........................................      $374,685           $ 377,616      $ 377,616
                                                                      ========           =========      =========

Treasury Stock
  Balance at beginning of year..................................      $      -           $  (5,261)     $  (5,261)
  Purchase of 813,146 shares in 1997............................        (5,261)                  -              -
                                                                      --------           ---------      ---------
  Balance at end of year........................................      $ (5,261)          $  (5,261)     $  (5,261)
                                                                      ========           =========      =========

Accumulated Deficit
  Balance at beginning of year..................................      $(38,009)          $ (39,411)     $(243,338)
  Net loss......................................................        (1,402)           (203,927)       (14,383)
                                                                      --------           ---------      ---------
  Balance at end of year........................................      $(39,411)          $(243,338)     $(257,721)
                                                                      ========           =========      =========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Fiscal Year Ended
                                                             ------------------
                                                                December 28,     December 27,   December 26,
                                                                    1997             1998           1999
                                                             ------------------  -------------  -------------
Cash Flows from Operating Activities:
  Net loss.................................................          $  (1,402)     $(203,927)     $ (14,383)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization.........................              8,502         34,777         26,534
     Minority interest.....................................             (4,036)       (46,117)        (1,087)
     Provision for write-down of assets....................             12,773        217,104            648
     Warrant and option expense............................              1,619              -              -
     Changes in assets and liabilities, net of effect
     of acquisitions:
       Accounts receivable.................................              5,662           (123)           427
       Accounts payable and accrued expenses...............            (11,377)        (8,456)        (5,575)
       Deferred franchise revenue..........................             (1,030)             -              -
       Other assets and liabilities........................             16,950         (5,724)           254
                                                                     ---------      ---------      ---------
         Net cash provided by (used in) operating
            activities.....................................             27,661        (12,466)         6,818
                                                                     ---------      ---------      ---------
Cash Flows from Investing Activities:
  Purchase of property and equipment.......................            (11,189)       (17,430)       (13,515)
  Proceeds from sale of assets.............................              3,600              -              -
  Purchase of other assets.................................             (5,381)          (111)        (1,336)
  Issuance of notes receivable.............................           (359,218)             -              -
  Repayment of notes receivable............................            169,223              -              -
                                                                     ---------      ---------      ---------
     Net cash used in investing activities.................           (202,965)       (17,541)       (14,851)
                                                                     ---------      ---------      ---------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock...................             10,475              -              -
  Increase in deferred financing costs.....................             (6,764)             -              -
  Proceeds from term loan..................................             30,000              -              -
  Borrowings under credit facility.........................             62,200         68,357        172,875
  Repayments under credit facility.........................            (62,200)       (68,732)      (165,900)
  Proceeds from convertible debt...........................            125,000              -              -
                                                                     ---------      ---------      ---------
     Net cash provided by  (used in) financing activities..            158,711           (375)         6,975
                                                                     ---------      ---------      ---------
Net Decrease in Cash and Cash Equivalents..................            (16,593)       (30,382)        (1,058)
Cash and Cash Equivalents, beginning of year...............             50,741         34,148          3,766
                                                                     ---------      ---------      ---------
Cash and Cash Equivalents, end of year.....................          $  34,148      $   3,766      $   2,708
                                                                     =========      =========      =========

Supplemental Cash Flow Information:
  Interest Paid............................................          $   5,098      $  11,818      $  11,855
                                                                     =========      =========      =========
  Income Taxes Paid........................................          $     640      $     220      $     138
                                                                     =========      =========      =========

Supplemental Schedule of Non-Cash Activities:
  Conversion of notes receivable into equity interests
     and assets............................................          $ 332,646      $       -      $       -
                                                                     =========      =========      =========
  Issuance of debt in connection with purchase
     of equipment and other assets.........................          $       -      $   1,682      $       -
                                                                     =========      =========      =========
  Tax benefit of stock options exercised...................          $   1,597      $       -      $       -
                                                                     =========      =========      =========
  Options issued in connection with acquisitions...........          $   7,800      $       -      $       -
                                                                     =========      =========      =========
  Issuance of common stock in connection with acquisition..          $       -      $   2,922      $       -
                                                                     =========      =========     ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

     Einstein/Noah Bagel Corp. and its subsidiaries (the "Company") operate specialty retail bagel stores in the United States, primarily under the Einstein Bros. Bagels and Noah's New York Bagels brand names. As of December 26, 1999, there were 539 Company stores in operation.

     On October 5, 1998, Boston Chicken, Inc. ("Boston Chicken") the owner of approximately 51% of the outstanding shares of common stock of the Company, filed a voluntary petition for protection under Chapter 11 of the Federal Bankruptcy Code. On February 17, 2000 Boston Chicken filed its second amended plan in the United States Bankruptcy Court for the District of Arizona. The plan provides for the sale of substantially all of the assets of Boston Chicken and certain affiliated debtors to a wholly-owned subsidiary of McDonald's Corporation. The stock of the Company owned by Boston Chicken would not be included in the sale, but rather, upon the effectiveness of the plan, would be held by a trust to be established under the plan for the benefit of Boston Chicken's creditors. A preliminary hearing on the confirmation of the plan is scheduled for April 4, 2000.

2.  Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 7, the Company has a secured credit facility providing for borrowings through October 31, 2000. The credit facility contains covenants that, among other things, require that the Company maintain certain minimum average weekly net sales levels and comply with ratios of system cash flow to senior indebtedness and pro forma fixed charges. In addition, the amount that may be incurred under the Company's revolving loan is limited by a ratio of senior indebtedness to system cash flow that steps down from 1.75:1.00 to 1.50:1.00 when the Company reports the results of its first fiscal quarter in 2000. As a result of such incurrence test, and based upon current operating results, the Company does not expect that it will have full access to such revolving loan in the second fiscal quarter of 2000. In addition, the Company does not expect that it will be able to refinance the credit facility when it becomes due in October 2000 absent a capital restructuring, as described below.

     The Company is also the obligor on $125.0 million of 7 1/4% convertible subordinated debentures due June 1, 2004, with interest payable semi-annually on June 1 and December 1 of each year, as described in Note 7. Based on current operating results and availability under its credit facility, the Company does not expect to have sufficient liquidity to make the semi-annual interest payment that is due in June 2000.

     As discussed in Note 10, Bagel Store Development Funding, L.L.C. ("Bagel Funding") has the right upon the occurrence of certain events to require Einstein/Noah Bagel Partners, L.P. ("Bagel Partners") or the Company to redeem Bagel Funding's minority interest in Bagel Partners at a formula price, which was approximately $54.4 million at December 26, 1999. The Company does not currently have sufficient cash to satisfy the redemption price. While the Company could seek to satisfy the redemption price by delivering shares of its common stock (subject to stockholder approval requirements), delivery of the number of shares required to satisfy the redemption right in full, based on the current trading price of the Company's common stock, would result in a change in control (as defined in the indenture governing the outstanding debentures), pursuant to which the Company would be required, as of 40 business days after the occurrence of the change in control, to purchase for cash all or any part of its outstanding debentures, at a price equal to the principal amount thereof, plus accrued but unpaid interest, at the option of the debenture holder. The Company does not currently have sufficient capital resources to purchase for cash any material amount of the debentures.

     The Company is currently in discussions with an ad hoc committee of its debenture holders and representatives of Bagel Funding to restructure its balance sheet. The Company is also engaged in discussions to obtain new bank financing. Due to the uncertainties related to the foregoing matters, there exists substantial doubt about the Company's ability to continue as a going concern.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


3.  Summary of Significant Accounting Policies

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

     Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization has been calculated using the straight-line method with buildings and improvements being depreciated over 12 to 30 years, leasehold improvements being amortized over the lesser of their useful lives or their lease terms, including option periods, furniture, fixtures and equipment being depreciated over five to eight years and computer equipment being depreciated over three years. The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income.

     Property and equipment additions include acquisitions of buildings and equipment, costs incurred in the development and construction of new stores, and major improvements to existing stores. Expenditures for maintenance and repairs are charged to expense as incurred. Pre-opening costs consist primarily of salaries and other direct expenses incurred in connection with the set-up and stocking of stores, employee training and general store management activities incurred prior to the opening of new stores. Prior to 1999, pre-opening costs were capitalized until the stores became operational and amortized over a one-year period. Beginning in 1999, all pre-opening costs are expensed as incurred in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities".

     Goodwill and Other Intangible Assets. Goodwill, trademarks and recipes were amortized over 35, 30 and 10 years, respectively, through 1998. In 1998, as part of the Company's ongoing evaluation of long-lived assets, management evaluated the useful lives of goodwill and trademarks. The evaluation was made after the Company had operated and controlled the Einstein Bros. Bagels and Noah's New York Bagels stores acquired from its area developers for one year. Based primarily upon the assessment of realized operating results, which were below those anticipated upon consummation of that acquisition, and revenue growth and cash flow projections at that time, the

Company concluded that 20 years would be a more accurate estimate of useful lives for goodwill and trademarks than the periods previously used. The new useful life of 20 years is effective on a prospective basis beginning in 1999.

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

                                                       Fiscal Year Ended
                                                         December 28,
                                                             1997
                                                       -----------------
     Initial franchise and area development fees.....            $ 9,920
     Royalties.......................................             15,487
     Real estate fees and lease income...............              2,375
     Other...........................................                504
     Interest Income.................................             21,566
                                                                 -------
         Total royalties and franchise related fees..            $49,852
                                                                 =======

     Per Share Data. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares and dilutive Company securities outstanding during the period.

     The calculation of diluted earnings (loss) per share excludes outstanding stock options and warrants, and shares of common stock underlying the Company's 7 1/4% convertible subordinated debentures due June 1, 2004 because of their antidilutive effect.

     Advertising Costs. Advertising costs are expensed in the period incurred. Advertising expenses were $2.2 million, $13.3 million and $9.1 million in 1997, 1998 and 1999, respectively. See Note 9.

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

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


     Employee Benefit Plan. The Company has a 401(k) plan to which the Company made no contribution in 1997 or 1998. In 1999, the Company contributed an amount equal to 10% of the contributions of each eligible employee until such
employee contributions reached 6% of such employee's compensation.   In 2000,
the Company will contribute an amount equal to at least 25% of the contributions of each eligible employee until such employee contributions reach 6% of such employee's compensation.

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

     Reclassifications. Certain reclassifications have been made to the 1997 amounts to conform with the 1998 presentation.

4.  Supplemental Consolidated Financial Statement Data

     Accounts receivable are net of an allowance for doubtful accounts of $0.8 million as of December 27, 1998 and $0.2 million as of December 26, 1999.

                                                                      December 27,   December 26,
                                                                          1998           1999
                                                                      ------------   ------------
     Property and equipment consists of (in thousands of dollars):
         Leasehold improvements.....................................      $ 73,790       $ 76,266
         Furniture, fixtures and equipment..........................        76,339         87,074
                                                                          --------       --------
                                                                           150,129        163,340
         Less:  Accumulated depreciation and amortization...........       (27,726)       (39,604)
                                                                          --------       --------
             Total property and equipment, net......................      $122,403       $123,736
                                                                          ========       ========

     Included in furniture, fixtures and equipment are assets leased to others of $13.5 million (before accumulated depreciation of approximately $1.2 million as of December 27, 1998 and approximately $1.7 million as of December 26, 1999).

                                                                      December 27,   December 26,
                                                                          1998           1999
                                                                       -----------   ------------
     Accumulated amortization of intangibles consists
         of the following (in thousands of dollars):
     Goodwill.......................................................       $10,980       $ 22,613
     Trademarks.....................................................            99            204
     Recipes........................................................           376            689
                                                                          --------       --------
         Total accumulated amortization.............................       $11,455       $ 23,506
                                                                          ========       ========

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued



                                                               December 27,  December 26,
                                                                   1998          1999
                                                               ------------  ------------
     Accrued expenses consist of (in thousands of dollars):
         Accrued payroll and related benefits................       $ 8,926       $ 9,977
         Accrued interest....................................           892           914
         Accrued store closure costs.........................         3,156           698
         Accrued vendor loss contracts.......................           820            90
         Accrued real property tax...........................         3,314         3,931
         Accrued other.......................................         6,176         5,089
                                                                    -------       -------
             Total accrued expenses..........................       $23,284       $20,699
                                                                    =======       =======

5.  Acquisitions


     In December 1997, the Company converted its outstanding loans to its area developers into a majority equity interest in the area developers and purchased additional area developer equity interests by exercising its option under each of the loan agreements to purchase the amount of equity available under the unfunded portion of the area developer loans, and the area developers merged into Bagel Partners. The Company owns an approximately 78% interest in Bagel Partners. The acquisitions have been accounted for as a purchase and, accordingly, the purchase price was allocated to assets (both tangible and intangible) and liabilities to third parties based upon an estimate of fair values at the date of acquisition. The following is a summary of each area developer acquisition (in thousands of dollars):

                                   Loan      Options   Liabilities
     Area Developer              Converted  Exercised    Assumed    Goodwill
     --------------              ---------  ---------  -----------  --------
     Colonial Bagels, L.P.         $46,000    $     -      $16,120   $56,252
     Great Lakes Bagels, L.P.       87,812      8,688       19,519    76,596
     Gulfstream Bagels, L.P.        69,927     16,373        6,743    54,535
     Noah's Pacific, L.L.C.         76,862      3,738       19,785    61,591
     Sunbelt Bagels, L.L.C.         50,200          -        5,426    47,356

     The goodwill resulting from each acquisition was amortized over a 35-year period through 1998; thereafter, goodwill is being amortized over 20 years. See
Note 13. In connection with the acquisitions, the Company committed to issue options to purchase 2,516,829 shares of the Company's common stock in exchange for options to purchase units of limited partnership interest in Bagel Partners at an exchange rate of one share of common stock for every 15 units of Bagel Partners limited partnership interest. Such options were granted in January 1998 at an exercise price of $6.00 per share, with an estimated fair value of $7.8 million.

     The financial statements include the results of operations for the acquired entities from their dates of acquisition. The following represents the unaudited pro forma results of operations as if all of the purchase transactions described above had occurred on December 28, 1997 (in thousands of dollars, except per share data):

                                                December 28,
                                                    1997
                                                ------------
          Revenue                                $ 307,035
          Net loss                                 (83,729)
          Basic loss per share                       (2.54)
          Diluted loss per share                     (2.54)

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - cotinued


     The pro forma information given above does not purport to be indicative of the results that actually would have been reported if the transactions had occurred at the beginning of the period presented and is not intended to be a projection of future results or trends.

6.  Fair Value of Financial Instruments

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

     The estimated fair values of the Company's financial instruments are as follows (in thousands of dollars):


                                  December 27, 1998   December 26, 1999
                                  ------------------  ------------------
                                  Carrying    Fair    Carrying    Fair
                                   Amount     Value    Amount     Value
                                  ---------  -------  ---------  -------
     Cash and cash equivalents..   $  3,766  $ 3,766   $  2,708  $ 2,708
     Convertible debt...........    125,000   58,750    125,000   65,625
     Revolving credit facility..      5,625    5,625     18,600   18,600
     Senior term loan...........     24,000   24,000     18,000   18,000
7.  Debt

     The Company has a secured credit facility, consisting of a term loan facility (originally in the amount of $30.0 million) and a revolving credit facility, providing for borrowings through October 31, 2000. The revolving credit facility provides for borrowings of up to $26.0 million through April 30, 2000 and up to $25.0 million thereafter through maturity. Borrowings under the credit facility bear interest at the lenders' reference rate (the "Reference Rate") plus applicable margin. In addition, a commitment fee of 0.50% of the average daily unused portion of the revolving credit facility is required. The credit facility contains covenants that, among other things, restrict other borrowings, prohibit cash dividends and require maintaining certain minimum average weekly net sales levels and complying with ratios of system cash flow to senior indebtedness and pro forma fixed charges. The credit facility is collateralized by substantially all of the assets of the Company. As of December 26, 1999, $18.0 million was outstanding under the term loan facility, bearing an interest rate of 8.50%. The term loan facility requires principal payments of $1.5 million on March 1, June 1, September 1 and December 1 of each year, continuing through October 2000, at which time the outstanding balance is due. As of December 26, 1999, the Company had $25.0 million available from its revolving credit facility of which $18.6 million was outstanding.

     In May 1997, the Company issued $125.0 million of 7 1/4% convertible subordinated debentures due June 1, 2004 (the "Debentures"). Interest is payable semi-annually on June 1 and December 1 of each year. The

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


Debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion rate of $21.25 per share, subject to adjustment under certain conditions. After June 1, 2000, the Debentures may be redeemed at the option of the Company initially at 104.14% of their principal amount and at declining prices thereafter, plus accrued interest. In addition, the Company is required, as of 40 business days after the occurrence of a Change in Control (as defined in the indenture related to the Debentures), to purchase all or any part of any Debenture at the option of the Debenture holder.

     As described in Note 2, the Company does not expect to have sufficient liquidity to make the semiannual interest payment on the Debentures that is due in June 2000. In such event, the principal amount of the Debentures would become immediately due. Accordingly, the outstanding amount of the Debentures has been presented as a current liability as of December 26, 1999.

8.  Income Taxes

     As of December 26, 1999, the Company had cumulative federal and state tax operating loss carryforwards available to reduce future taxable income of approximately $117.1 million that begin to expire in 2010.

     The primary components of deferred tax assets and liabilities are as follows (in thousands of dollars):


                                                  December 27,   December 26,
                                                      1998           1999
                                                  -------------  -------------

     Deferred tax assets:
         Accounts payable and accrued expenses..      $  1,440      $   1,979
         Other noncurrent liabilities...........         3,154            608
         Property and equipment.................        75,097         72,911
         Intangible assets......................             -              -
         Net operating loss carryforwards.......        25,009         45,679
         Other..................................        14,972         14,599
                                                      --------      ---------
             Total deferred tax assets..........       119,672        135,776

     Deferred tax liabilities:
         Property and equipment.................             -              -
         Intangible assets......................       (30,242)       (29,841)
         Other assets...........................        (1,318)        (1,318)
                                                      --------      ---------
             Total deferred tax liabilities.....       (31,560)       (31,159)
                                                      --------      ---------
             Net deferred tax assets............        88,112        104,617
         Valuation allowance....................       (88,112)      (104,617)
                                                      --------      ---------
         Net deferred tax assets................      $      -      $       -
                                                      ========      =========

     Income tax expense consists of current state income taxes of $221,000 and $106,000 for the years ended December 27, 1998 and December 26, 1999, respectively. Income tax expense consisted of current federal income taxes of $4,208,000 and current state income taxes of $765,000 for the year ended December 28, 1997.

     For the year ended December 28, 1997, the Company recognized income tax benefits pertaining to the exercise of stock options of $1.6 million, which was accounted for as a direct increase in additional paid-in capital and did not reduce reported income tax expense. For the years ended December 27, 1998 and December 26, 1999, the Company did not have any tax benefit from the exercise of stock options. As a result of the utilization of

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FIANCIAL STATEMENTS - continued


deferred tax assets, during 1997 the Company recognized $2.9 million of the change in the valuation allowance as a reduction of goodwill from prior acquisitions. The Company did not utilize any such deferred tax assets during 1998 and 1999.

     The difference between the Company's actual tax provision and the tax provision that would result from applying the statutory federal income tax rate to income before taxes and minority interest is attributable to the following (in thousands of dollars):

                                                                 Fiscal Year Ended
                                                                 ------------------
                                                  December 28,      December 27,     December 26,
                                                      1997              1998             1999
                                                  -------------  ------------------  -------------
     Income tax benefit at statutory rate.......        $ (163)           $(87,438)      $ (3,767)
     State tax benefit, net of federal benefit..           (38)             (9,858)          (366)
     Permanent difference related to goodwill...         1,138               1,124             69
     Other permanent differences................            57                 100             92
     Tax attributes of minority interest in
       losses of subsidiary.....................         1,574              17,985        (12,427)
     Change of valuation allowance..............         2,405              78,308         16,505
                                                        ------            --------       --------
     Provision for income taxes.................        $4,973            $    221       $    106
                                                        ======            ========       ========

     The increase in the valuation allowance of $16.5 million from December 27, 1998 to December 26, 1999 is due to net operating losses created during 1999, which may not be realizable.

9.  National and Local Advertising Funds

     Prior to the Company's acquisition of its area developers in December 1997 (see Note 5), the Company administered a National Advertising Fund and Local Advertising Funds (the "Funds") that provided comprehensive advertising and sales promotion support for stores. Contributions were made by all stores. Consistent with SFAS No. 45, such funds were accounted for separately and were not included in the financial statements of the Company because the Company acted only as an agent for its franchisees in placing orders for advertising and paying related invoices out of such accounts. Since the Company converted its loans to its area developers, the Company no longer maintains the Funds.

10. Commitments and Contingencies

     The Company leases sites for its stores, commissaries and office space. Lease terms are generally five to ten years with two or three five-year renewal options. Most of the leases contain escalation clauses and common area maintenance charges. The Company leases certain equipment to a vendor of frozen bagel dough pursuant to an operating lease.

     The following is a schedule of future minimum rental payments that are required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 26, 1999 (in thousands of dollars):

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued



                           Minimum                   Net Minimum
                            Rental      Sublease       Rental
                           Payments     Proceeds      Payments
                           --------     --------     -----------
          2000........     $ 28,271       $  673        $ 27,598
          2001........       25,469          556          24,913
          2002........       20,672          444          20,228
          2003........       18,076          355          17,721
          2004........       16,882          288          16,594
          Thereafter..       40,600          636          39,964
                           --------       ------        --------
                           $149,970       $2,952        $147,018
                           ========       ======        ========

     Rental expense, net of sublease income, under operating leases was approximately $3.7 million, $28.8 million and $27.8 million for fiscal 1997, 1998 and 1999, respectively.

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

     Bagel Funding has invested a total of approximately $89.6 million, representing an equity interest of approximately 22% in Bagel Partners. The Company is the manager of Bagel Funding. Bagel Funding has the right to require Bagel Partners or the Company to redeem Bagel Funding's equity interest in Bagel Partners at a pre-determined formula price based on store level cash flow of Bagel Partners in the event that, at any time after December 5, 1999 and prior to June 5, 2001, the Company does not consent to a public offering of such equity interests or the termination of certain rights and obligations under franchise and license agreements between the Company and Bagel Partners. The formula price is determined by multiplying Bagel Funding's percentage interest in Bagel Partners by an enterprise valuation of Bagel Partners. Such enterprise valuation is equal to Bagel Partner's income from operations before general and administrative expenses, depreciation and amortization but after franchise royalties and marketing expenses (determined by annualizing the highest of the two fiscal quarters prior to the quarter in which the right is exercised), multiplied by 6.5, less the amount of any outstanding indebtedness of Bagel Partners plus the amount of any cash balances of Bagel Partners. The formula price, if determined using annualized results of the highest of the two fiscal quarters ending December 26, 1999, would be equal to approximately $54.4 million. The Company or Bagel Partners may pay the purchase price for such equity interests in cash, shares of the Company's common stock or a combination thereof.

     The Company has become subject to various lawsuits, claims and other legal matters in the course of conducting its business. The Company does not believe that any such matters of which it is aware are material to the Company individually or in the aggregate, but matters may arise which could adversely affect the Company or its business operations.

11. Stockholders' Equity

     Common Stock. In February 1997, the Company sold 231,023 shares of common stock to one of its area developers for an aggregate purchase price of $5,599,998.

     In April 1998, the Company sold 750,000 shares of common stock to Bagel Partners for an aggregate purchase price of $2,924,500. Such shares were delivered by Bagel Partners to a third party in satisfaction of an

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


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

     The Company also has an amended and restated non-employee directors stock option plan (the "Directors Plan"), under which options to purchase up to 200,000 shares of the common stock of the Company may be granted to directors of the Company who are not officers or employees of the Company. Under the terms of the Directors Plan, the Company automatically grants to each such director, upon election or re-election as a director of the Company, options to purchase shares having a fair market value of $50,000 at the date of the grant (but in no event more than 15,000 shares). Options are granted at a price equal to the fair market value of the stock on the date of grant, become exercisable after the end of one year from the date of grant and have a term of ten years from the date of grant. The options are subject to termination should the optionee's service as a director of the Company terminate. At December 26, 1999, 59,224 shares had been granted under the Directors Plan at a weighted average exercise price of $3.96 per share.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


     The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no employee compensation expense has been recognized for the Company's stock option plans. Had employee compensation expense for the Company's plans been determined based on the fair value at the grant date for awards in 1997, 1998 and 1999 consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                            Fiscal Year Ended
                                                            ------------------
                                             December 28,      December 27,     December 26,
                                                 1997              1998             1999
                                             -------------  ------------------  -------------
     Net loss - as reported................       $(1,402)          $(203,927)      $(14,383)
     Net loss - pro forma..................        (5,161)           (208,825)       (16,940)
     Basic loss per share - as reported....         (0.04)              (6.18)         (0.43)
     Basic loss per share - pro forma......         (0.16)              (7.28)         (0.80)
     Diluted loss per share - as reported..         (0.04)              (6.18)         (0.43)
     Diluted loss per share - pro forma....         (0.16)              (7.28)         (0.80)

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                            Fiscal Year Ended
                                                            ------------------
                                             December 28,      December 27,     December 26,
                                                  1997              1998             1999
                                             -------------  ------------------  -------------
     Expected volatility......                       45.0%               75.0%         100.0%
     Risk-free interest rate..                        6.2%                5.6%           4.6%
     Expected lives...........                     5 years             5 years        5 years
     Dividend yield...........                           0                   0              0

     Activity under the option plans through December 26, 1999 was as follows:

                                                                                               Weighted
                                                                                                Average
                                                                                                Option
                                                                         Number of               Price
                                                                          Options              Per Share
                                                                   ------------------     -----------------
Outstanding as of December 29, 1996................................         3,478,075                $ 6.87
  Granted..........................................................         2,327,327                 11.48
  Exercised........................................................          (269,904)                 6.20
  Canceled or Forfeited............................................          (579,611)                11.44

Outstanding as of December 28, 1997................................         4,955,887                  8.58
  Granted..........................................................         3,616,159                  3.69
  Exercised........................................................              (435)                 5.88
  Canceled or Forfeited............................................        (3,671,651)                 8.77
                                                                   ------------------     -----------------

Outstanding as of December 27, 1998................................         4,899,960                  4.82
  Granted..........................................................         3,142,617                  1.70
  Exercised........................................................                 -                     -
  Canceled or Forfeited............................................        (1,183,033)                 4.31
                                                                   ------------------     -----------------
Outstanding as of December 26, 1999................................         6,859,544                $ 3.48
                                                                   ==================     =================
Exercisable as of December 26, 1999................................         2,001,622                $ 5.46
                                                                   ==================     =================

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


     In May 1998, the Stock Option Committee of the board of directors authorized a stock option exchange program to provide employees the opportunity to exchange existing options for new options priced at fair market value on the date of exchange. Approximately 2.4 million vested and unvested outstanding options with original exercise prices ranging from $4.56 to $33.13 per share were cancelled in exchange for the grant of the same number of new options with an exercise price of $3.65 per share. New options issued upon cancellation of options originally granted in 1995 vest 50% on each of November 11, 1999 and May 11, 2000. New options issued upon cancellation of options originally granted after 1995 vest 33-1/3 % on each of November 11, 1999, May 11, 2000 and May 11, 2001.

     Information on options outstanding at December 26, 1999 is as follows:


                                       Weighted                       Options Exercisable
                                       Average                    --------------------------
                                      Remaining       Weighted                    Weighted
       Range of            Number    Contractual      Average        Number       Average
    Exercise Price       of Options  Life (years)  Exercise Price  of Options  Exercise Price
-----------------------  ----------  ------------  --------------  ----------  --------------
      $0.01 - $3.00       2,964,649         9.09           $ 1.71      18,750          $ 2.00
      $3.01 - $6.00       3,189,478         7.23             4.17   1,456,930            4.60
      $6.01 - $9.00         538,845         2.59             6.59     383,681            6.58
      $9.01 - $12.00        155,449         4.36            10.83     134,514           10.84
      $18.01 - $21.00         2,684         7.39            18.63       2,684           18.63
      $27.01 - $30.00         8,439         6.97            29.63       5,063           29.63
                          ---------         ----           ------   ---------          ------
      Total               6,859,544         7.60           $ 3.48   2,001,622          $ 5.46
                          =========         ====           ======   =========          ======

     Boston Chicken Option. The Company has granted to Boston Chicken an option (the "BCI Option") to purchase such number of shares of the Company's common stock as will permit Boston Chicken to maintain ownership of shares of common stock having up to 52% of the voting power of all of the outstanding shares of the capital stock of the Company having the power generally to vote in the election of directors. The terms of the BCI Option provide that certain shares of the Company's common stock owned by Boston Chicken are excluded in determining the percentage ownership of the voting stock of the Company owned by Boston Chicken for purposes of the BCI Option. As of December 26, 1999, Boston Chicken had the right under the BCI Option to purchase 2,124,579 shares of the Company's common stock at a weighted average price of $18.61.

     As of December 26, 1999, the Company had 9,866,698 shares of common stock reserved for issuance upon exercise of options and warrants.

12. Related Party Transactions

     Boston Chicken is the majority stockholder of the Company. Boston Chicken charged the Company amounts aggregating approximately $4.2 million, $6.9 million and $5.3 million in fiscal 1997, 1998 and 1999, respectively, for software license, software maintenance, real estate, financial advisory and accounting fees, and interest.

     Pursuant to Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," all of the Company's former area developers may have been deemed to be related parties as a result of the parties' lending and franchise relationships. In addition, certain directors and officers and members of their families had a direct or indirect equity interest in the Company's area developers. Total royalties and franchise-related fees earned from all

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

area developers were $28.3 million in 1997. Total interest income earned from all area developers was $21.6 million in 1997. The Company also sold to these entities, stores, inventory, equipment and other miscellaneous net assets for which it received approximately $3.6 million in fiscal 1997.

     A director of the Company is an investor in Bagel Funding and had invested approximately $0.2 million in Bagel Funding at December 26, 1999. The Company is the manager of Bagel Funding but has no equity interest in Bagel Funding.

     Certain directors and officers of the Company and members of their families acquired equity interests in the Company's area developers in exchange for promissory notes. These equity interests were converted into equity interests in Bagel Partners in December 1997 and were redeemed in exchange for cancellation of such promissory notes (having an aggregate principal amount of approximately $0.5 million) in January 1998.

     The Company holds notes receivable from a stockholder of $3.4 million. The notes receivable bear interest at the applicable Reference Rate plus 1%. Principal and interest are due April 2001. The notes are collateralized by various assets. The notes, which were carried on the Company's books at $3.4 million as of December 28, 1997, were written off in 1998.

13. Impairment of Long-Lived Assets

     In 1997, the Company recognized an impairment loss on various long-lived assets of $10.8 million, resulting primarily from the closure of a bagel dough production facility and the conversion to a Company-controlled system. The assets subject to the impairment loss had a net book value of $11.6 million before the impairment loss.

     In 1998, as part of the Company's ongoing evaluation, management made an assessment of the recoverability of certain long-lived assets. The assessment was made after the Company had operated and controlled the Einstein Bros. Bagels and Noah's New York Bagels stores for a period of one year. Based primarily upon the assessment of realized operating results, which were below those anticipated upon the acquisition of the Company's area developers in December 1997, and revenue growth and cash flow projections at that time, the Company determined that certain of its long-lived assets may be impaired.

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

     Long-lived intangible assets that are not allocable to individual stores were also assessed for possible impairment. Such assessment took into account current and anticipated cash flow generated by the Einstein Bros. Bagels and Noah's New York Bagels concepts at the time such assessment was made. Based upon the limited growth expectations for the Noah's New York Bagels concept, the cash flow generated by the Noah's New York Bagels stores, the limited potential royalty income, and the estimated market value of the Noah's New York Bagels concept at that time, the unamortized intangible long-lived assets allocable to the Noah's New York Bagels concept were written off. Based on a similar assessment, the long-lived intangible assets allocable to the Einstein Bros. Bagels concept were not deemed to be impaired.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     As a result of the Company's assessment, the Company recorded an impairment of intangible assets and identifiable long-lived assets aggregating $212.4 million in fiscal year 1998, consisting of the following amounts: $125.5 million - goodwill, $20.4 million - trademarks and copyrights, $3.7 million - capitalized recipes and $62.8 million - property and equipment. Of these amounts, $138.8 million of impairment of long-lived assets, including goodwill, is attributable to the store level assessment. The remaining $73.6 million of impairment is attributable to the goodwill and other intangibles allocable to the Noah's New York Bagels concept.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Einstein/Noah Bagel Corp.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Einstein/Noah Bagel Corp. and subsidiaries as of December 28, 1997, December 27, 1998 and December 26, 1999, and for the fiscal years ended December 28, 1997, December 27, 1998 and December 26, 1999 included in this Form 10-K, and have issued our report thereon dated March 23, 2000. Our report on the financial statements includes an explanatory paragraph with respect to the uncertainty as to the Company's ability to continue as a going concern, which is further described in Note 2 to the financial statements. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in Part IV, Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       ARTHUR ANDERSEN LLP



Denver, Colorado
March 23, 2000

                                                                     SCHEDULE II

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS



                                                      Balance        Additions            Deductions
                                                        at          charged to                for                Balance
                                                     beginning       costs and             accounts             at end of
Classifications                                      of period       expenses             written-off             period
Fiscal year ended December 26, 1999:
  Allowance for Doubtful Accounts........             $782,465       $        -           $(556,433)             $226,032
Fiscal year ended December 27, 1998:
  Allowance for Doubtful Accounts........              810,000                -             (27,535)              782,465
Fiscal year ended December 28, 1997:
  Allowance for Doubtful Accounts........                    -         810,000*                   -               810,000

*Of such amount, $0.8 million was charged to goodwill as the result of acquisitions made by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors. Information with respect to the Company's directors will be included in an amendment to this report on Form 10-K.

     Executive Officers. Information with respect to executive officers of the Company is set forth under the caption "Executive Officers" in Item 1 of this report.

     Compliance with Section 16(a) of the Exchange Act. Information with respect to Section 16(a) Beneficial Ownership Reporting Compliance will be included in an amendment to this report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation will be included in an amendment to this report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to principal stockholders and securities ownership of management will be included in an amendment to this report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to transactions with certain persons related to the Company and with respect to the relationship with Boston Chicken will be included in an amendment to this report on Form 10-K.

                                    Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, Schedules and Exhibits

    1. The Company's Consolidated Financial Statements are set forth in Part II,
       Item 8.

       A. Report of Independent Public Accountants (Arthur Andersen LLP);
       B. Consolidated Balance Sheets at December 27, 1998 and December 26,1999;
       C. Consolidated Statements of Operations for the fiscal years ended December 28, 1997, December 27, 1998 and December 26, 1999;
       D. Consolidated Statements of Stockholders' Equity for the fiscal years ended December 28, 1997, December 27, 1998 and December 26, 1999;
       E. Consolidated Statements of Cash Flows for the fiscal years ended December 28, 1997, December 27, 1998 and December 26, 1999; and
       F. Notes to Consolidated Financial Statements.

    2. The following schedules are set forth in Part II, Item 8.

       A. Report of Independent Public Accountants (Arthur Andersen LLP); and
       B. Schedule II - Valuation and Qualifying Accounts.

    3. Exhibits

     The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

    (i) Amended and Restated 1995 Stock Option Plan.
    (ii) Amended and Restated 1996 Stock Option Plan for Non-Employee Directors.
    (iii)  Amended and Restated 1997 Stock Option Plan.

    (iv)   Restated 1997 ENBP Stock Option Plan.
    (v) Amended and Restated Executive Employment Agreement dated as of February 11, 2000 between the Company and Robert M. Hartnett (the "Hartnett Agreement").
    (vi) Severance Agreement dated August 26, 1999 between the Company and Paul Murphy.
    (vii) Severance Agreement dated August 26, 1999 between the Company and Paula E. Manley.
    (viii) Severance Agreement dated August 26, 1999 between the Company and Gail Lozoff.
    (ix) Severance Agreement dated August 26, 1999 between the Company and Paul Strasen.
    (x)    Amended and Restated Employee Retention Program.
    (xi)   2000 Staff Officer Bonus Plan.

(b) Reports on Form 8-K

     During the fourth quarter of fiscal 1999, the Company filed three reports on Form 8-K dated October 14, 1999, November 3, 1999 and December 2, 1999.

     The report on Form 8-K dated October 14, 1999 reported under Item 5. (Other Events) that the Company had been notified by the Nasdaq Stock Market that the Company was not in compliance with certain requirements for the continued listing of its common stock on the Nasdaq SmallCap Market.

     The report on Form 8-K dated November 3, 1999 reported under Item 5. (Other Events) that the Company had reported its results for the third quarter ended October 3, 1999 and included the Company's press release.

     The report on Form 8-K dated December 2, 1999 reported under Item 5. (Other Events) that the Company had been granted an extension of time to meet certain requirements for continued listing on the Nasdaq SmallCap Market.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2000

                                    EINSTEIN/NOAH BAGEL CORP.



                                    By:          /s/ Robert M. Hartnett
                                       -------------------------------------
                                               Robert M. Hartnett
                                              Chairman of the Board,
                                       Chief Executive Officer and President
                                          (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2000.


                       Signature                            Title
                       ---------                            -----

                                                Chairman of the Board,
  /s/ Robert M. Hartnett                        Chief Executive Officer,
-------------------------------------           President and Director
         Robert M. Hartnett                     (Principal Executive Officer)

  /s/ Paula E. Manley                           Chief Financial Officer
-------------------------------------           (Principal Financial Officer
         Paula E. Manley                        and Principal Accounting
                                                Officer)

                                                Chief Marketing Officer and
  /s/ Gail A. Lozoff                            Director
-------------------------------------
         Gail A. Lozoff
  /s/ John H. Muehlstein, Jr.                   Director
-------------------------------------
         John H. Muehlstein, Jr.
  /s/ Martin D Hanan                            Director
-------------------------------------
         Martin D Hanan
  /s/ Donald L. Pierce                          Director
-------------------------------------
         Donald L. Pierce

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

   4.7                        Concurrent Offering Purchase Agreement dated November 26, 1996 between
                              Boston Chicken and the Company ("Concurrent Offering Purchase Agreement")
                              (incorporated by reference to Exhibit 10.41 to Boston Chicken's annual report on Form 10-K for the year ended December 29, 1996).

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


+ In the case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the"Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802.
++ Confidential treatment granted.


                                   Exhibit-1


      Exhibit No.                                       Description of Exhibit +
-----------------------     -------------------------------------------------------------------------------
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

   10.1(b)                    First Amendment and Waiver dated as of March 27, 1998 to Secured Credit
                              Agreement (incorporated by reference to Exhibit 10.4(b) to the Company's annual report on Form 10-K for the year ended December 28, 1997).

   10.1(c)                    Second Amendment and Waiver dated as of October 4, 1998 to Secured Credit
                              Agreement (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 4, 1998).

   10.1(d)                    Third Amendment and Waiver dated as of January 29, 1999 to Secured Credit
                              Agreement (incorporated by reference to Exhibit 10.1(d) to the Company's annual report on Form 10-K for the year ended December 27, 1998).

   10.1(e)                    Fourth Amendment and Waiver dated as of May 15, 1999 to Secured Credit
                              Agreement (incorporated by reference to Exhibit 10.1 to the Company's
                              Quarterly Report on Form 10-Q for the quarter ended April 18, 1999).

   10.1(f)                    Fifth Amendment and Waiver dated as of February 29, 2000 to Secured Credit
                              Agreement.

   10.2                       Amended and Restated 1995 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-K for the year ended December 27, 1998).

   10.3                       Amended and Restated 1996 Stock Option Plan for Non-Employee Directors
                              (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended April 18, 1999).

   10.4                       Amended and Restated 1997 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.4 to the Company's annual report on Form 10-K for the year ended December 27, 1998).

   10.5                       Restated 1997 ENBP Stock Option Plan of the Company (incorporated by reference to Exhibit 4.12 to the Company's Registration Statement on Form
                              S-8 (Reg. No. 333-44353)).

   10.6++                     Amended and Restated Project and Approved Supplier Agreement dated May 1,
                              1998 among the Company, Harlan Bagel Supply Company, L.L.C. ("Harlan Bagel
                              Supply"), Harlan Bakeries, Inc. ("Harlan Bakeries") and Hal P. Harlan, Hugh
                              P. Harlan and Doug H. Harlan (the "Harlans") (incorporated by reference to
                              Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended July 12, 1998).




+ In the case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the"Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802.
++ Confidential treatment granted.

                                   Exhibit-2




      Exhibit No.                                       Description of Exhibit +
-----------------------     -------------------------------------------------------------------------------
   10.7                       Amended and Restated Option Agreement dated May 1, 1998 among Harlan Bagel
                              Supply, the Harlans and the Company (incorporated by reference to Exhibit
                              10.2 to the Company's quarterly report on Form 10-Q for the quarter ended
                              July 12, 1998).

   10.8                       Amended and Restated Right of First Refusal Agreement dated May 1, 1998 among Harlan Bakeries, the Harlans and the Company (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended July 12, 1998).

   10.9                       Sixth Amended and Restated Limited Liability Company Agreement of Bagel
                              Store Development Funding, L.L.C. ("Bagel Funding") dated as of December 5,
                              1997 (incorporated by reference to Exhibit 10.16 to the Company's 1997 annual report on Form 10-K for the year ended December 26, 1997).

   10.10(a)                   Limited Partnership Agreement of Bagel Partners (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K dated December
                              10, 1997).


   10.10(b)                   First Amendment dated March 25,1998 to Limited Partnership Agreement of
                              Bagel Partners (incorporated by reference to Exhibit 10.18(b) to the
                              Company's 1997 annual report on Form 10-K for the year ended December 28,
                              1997).

   10.11                      Loan Agreement dated December 5, 1997 between the Company and Bagel Partners
                              (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K dated December 10, 1997).

   10.12(a)                   Amended and Restated Development Agreement dated December 5, 1997 between the Company and Bagel Partners ("Development Agreement") (incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K dated
                              December 10, 1997).

   10.12(b)                   Addendum No. 2 to Development Agreement dated July 25, 1998 (incorporated by reference to Exhibit 10.15  to the Company's annual report on Form 10-K for the year ended December 27, 1998).

   10.12(c)                   Addendum No. 3 to Development Agreement dated February 3, 1999 (incorporated by reference to Exhibit 10.16 to the Company's annual report on Form 10-K for the year ended December 27, 1998).

   10.13                      Services Agreement dated as of December 15, 1997 between the Company and
                              Bagel Partners (incorporated by reference to the Company's current report on
                              Form 8-K dated December 10, 1997).

   10.14                      Amended and Restated Executive Employment Agreement dated as of February 11,
                              2000 between the Company and Robert M. Hartnett.

+ In the case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the"Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802.
++ Confidential treatment granted.




                                   Exhibit-3



      Exhibit No.                                       Description of Exhibit +
-----------------------     -------------------------------------------------------------------------------
   10.15                      Severance Agreement dated August 26, 1999 between the Company and Paul
                              Murphy (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended October 3, 1999).

   10.16                      Severance Agreement dated August 26, 1999 between the Company and Paula E.
                              Manley (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended October 3, 1999).

   10.17                      Severance Agreement dated August 26, 1999 between the Company and Gail
                              Lozoff (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended October 3, 1999).

   10.18                      Severance Agreement dated August 26, 1999 between the Company and Paul
                              Strasen (incorporated by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended October 3, 1999).

   10.19                      Concurrent Offering Purchase Agreement (included in Exhibit 4.7).

   10.20                      Amended and Restated Employee Retention Program.

   10.21                      2000 Staff Officer Bonus Plan.

   12                         Statement regarding Computation of Ratios.

   21                         Subsidiaries of the Company.

   23.1                       Consent of Arthur Andersen LLP with respect to the Audited Consolidated
                              Financial Statements of the Company and the Supplemental Schedules Contained
                              in Part IV.

   27.1                       Financial Data Schedule for Fiscal Year Ended December 26, 1999.

+ In the case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the"Exchange Act"), the Company's file number under that Act is 0-21097. In the case of incorporation by reference to documents filed by Boston Chicken, Inc. ("Boston Chicken") under the Exchange Act, Boston Chicken's file number under that Act is 0-22802.
++ Confidential treatment granted.

                                   Exhibit-4