Form 10-K/A
period 1999-12-26
EINSTEIN NOAH BAGEL CORP
filed 2000-04-19
CIK 1007184

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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
                                                                --     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to
the Form 10-K/A. [    ].

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

                                     PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K/A under "Item 1. Business", "Item 3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-K/A, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Einstein/Noah Bagel Corp. (the "Company"), Einstein/Noah Bagel Partners, L.P., a majority-owned subsidiary of the Company ("Bagel Partners"), Einstein Bros.(R) Bagels stores and Noah's New York Bagels(R) stores to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: successful restructuring of the Company's balance sheet; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; the Company's relationship with Boston Chicken, Inc. ("Boston Chicken"), the Company's majority stockholder; changes in business strategy or development plans; achievement of development schedules; availability, locations, and terms of sites for store development; food, labor, and employee benefit costs; changes in government regulation; regional weather conditions; the Company's ability to implement new information technology systems; and other factors referenced in this Form 10-K/A. The Company cannot predict which factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition to considering statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking.



ITEM 1.  BUSINESS

General

     References in this Form 10-K/A to the "Company" mean the Company, its predecessors and its and their subsidiaries, including Bagel Partners, unless the context otherwise requires. Einstein Bros.(R) and Noah's New York Bagels(R) are trademarks owned by the Company.

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

     From its inception in 1995 through March 2000, the Company received accounting, administration, computer and communications services from Boston Chicken pursuant to various fee for service agreements. In November 1998, the Company began a program to develop a comprehensive business infrastructure to permit the Company to perform such services independently of Boston Chicken. The Company substantially completed the development of a separate business infrastructure in March 2000, at which time it ceased to purchase services from Boston Chicken. During fiscal 1999, the Company paid Boston Chicken an aggregate of approximately $5.3 million pursuant to such service agreements.

     During fiscal 1999 Boston Chicken subleased to the Company approximately 26,450 square feet of office space (and certain common areas, including parking areas) for the Company's support center in Golden, Colorado. The Company moved to a new support center in Golden, Colorado in February 2000. During fiscal 1999, the Company paid Boston Chicken an aggregate of approximately $560,000 pursuant to such sublease.

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

                                   Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors. Set forth below are the names and ages of the directors of the Company, any officer positions they hold with the Company and summaries of their business experience. All directors are elected annually by stockholders. The directors of the Company are as follows:

     Martin D Hanan, age 43, became a director of the Company in April 1999. Mr. Hanan is President of Business Valuation Services, Inc. (a subsidiary of Century Business Services, Inc.), a position he has held since 1987.

     Robert M. Hartnett, age 48, became Chief Executive Officer and a director of the Company in February 1998 and became President and Chairman of the Board of the Company in May 1998. Mr. Hartnett served as Vice President-Eastern Zone of the general partner of Einstein/Noah Bagel Partners, L.P., a majority owned subsidiary of the Company ("Bagel Partners"), from December 1997 until February 1998. From March 1996 to February 1998, Mr. Hartnett served as President and Chief Executive Officer of one of the Company's former area developers. From August 1992 until March 1996, Mr. Hartnett was Chief Executive Officer of R&A Food Services, Inc., an area developer of Boston Chicken, Inc.

     Gail A. Lozoff, age 49, became Chief Marketing Officer of the Company in March 1998 and served as Chief Concept Officer of the Company from October 1997 until March 1998. Ms. Lozoff has been a director of the Company since April 1995. From September 1996 until October 1997, Ms. Lozoff served as a Vice President of the Company and from April 1995 until September 1996, she served as Vice President-Design and Merchandising of the Company. Prior thereto, Ms. Lozoff was President and Chief Executive Officer of Bagel & Bagel, Inc. from May 1992 until its acquisition by the Company in March 1995.

     Donald L. Pierce, age 55, became a director of the Company in April 1999. Since March 1997 he has been President of Woodstone Consulting Company Inc. From April 1993 until February 1997, Mr. Pierce was President and Chief Executive Officer of Arby's Inc.

     Executive Officers. Information with respect to executive officers of the Company is set forth under the caption "Executive Officers" in Item 1 of this report.

     Compliance with Section 16(a) of the Exchange Act. Robert Hartnett, Gail Lozoff, Paula Manley, Paul Murphy, and Paul Strasen, together with John Muehlstein and David Stanchak, who are former directors of the Company, each filed one delinquent Form 5, in each case reporting a single stock option grant.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth compensation for each of the fiscal years ended December 26, 1999, December 27, 1998, December 28, 1997 received by, or payable to, individuals who served as Chief Executive Officer of the Company and the Company's four other most highly compensated executive officers during fiscal year 1999 (the "named executive officers"). The Company does not have a restricted stock award program or a long-term incentive plan in which executive officers or directors of the Company may participate.

                                                                                  Long Term
                                                   Annual Compensation           Compensation
                                              -----------------------------   -------------------
                                                                    Other         Securities
                                                                    Annual        Underlying         All Other
            Name and                                               Compen-         Options            Compen-
        Principal Position             Year    Salary     Bonus     sation        (#)(1)(2)            sation
        ------------------             ----   --------   --------  --------       ----------       -----------
Robert M. Hartnett...................  1999   $428,846   $250,000       $0          800,000        $         0
 Chairman of the Board, Chief          1998    332,692    194,000        0          645,000             68,648(3)
 Executive Officer and President       1997          0          0        0                0                  0
Paul J.B. Murphy III.................  1999    300,000    150,000        0          200,000                  0
 Executive Vice President -            1998    270,192    145,500        0          200,000              1,847 (3)
 Operations                            1997          0          0        0                0                  0
Gail A. Lozoff.......................  1999    225,000    112,500        0          150,000                  0
 Chief Marketing Officer               1998    215,865    109,125        0          225,946             53,846 (3)
                                       1997    150,000          0        0          106,760            112,401 (4)
Paul A. Strasen......................  1999    225,000    112,500        0          100,000                  0
 Senior Vice President,                1998    215,865     87,300        0          132,517                  0
  General Counsel and Secretary        1997    175,962    175,000        0           55,152                  0
Paula E. Manley......................  1999    191,827    100,000        0          100,000                  0
 Chief Financial Officer               1998    159,782     67,900        0          112,500             43,338 (3)
                                       1997          0          0        0                0                  0

(1) Amounts reported for 1998 include options to purchase 210,000 shares of common stock granted to Mr. Hartnett in March 1998, which were cancelled, with Mr. Hartnett's consent, in exchange for options to purchase a like number of shares granted in May 1998. Amounts reported for 1998 also include options granted to the following persons, in the amounts indicated, in exchange for the cancellation of a like number of options granted to such persons in prior years: Mr. Hartnett - 225,000; Mr. Murphy - 90,000; Ms. Lozoff - 162,269; Mr. Strasen - 84,715; and Ms. Manley - 56,250. See "- Option Grants in Last Fiscal Year," "- Option Repricings" and "Report of the Compensation Committee and Board of Directors - Stock Options."

(2) Amounts reported for 1997 include options to purchase the following number of shares of common stock granted in January 1997 which were cancelled, with the consent of the option holders, in exchange for options to purchase a like number of shares granted in October 1997: Ms. Lozoff - 8,368; and Mr. Strasen - 8,368. See "- Option Grants in Last Fiscal Year," "- Option Repricings" and "Report of the Compensation Committee and Board of Directors-Stock Options."

(3) Amounts represent relocation payments.

(4) Amount constitutes taxable income in connection with exercise of stock options.

Option Grants In Last Fiscal Year

     The following table sets forth individual grants of stock options made to the named executive officers during the fiscal year ended December 26, 1999. See "Report of the Compensation Committee and Board of Directors - Stock Options." Mr. Beck received no options to purchase shares of Common Stock.


                                                      Percent of                                     Potential Realizable
                                                         Total                                      Value at Assumed Annual
                                                        Options                                       Rates of Stock Price
                                                        Granted          Exercise                       Appreciation for
                        Date of       Options         to Employees       or Base     Expiration          Option Term(2)
      Name               Grant       Granted(1)      in Fiscal Year       Price         Date              5%        10%
      ----               -----       ----------      --------------      --------       ----             --------------
Robert M. Hartnett       1/29/99       800,000            28.83%        $1.78125       1/29/09        $896,175      $2,271,083

Paul J.B. Murphy         1/14/99       200,000             7.21%          1.6875       1/14/09         212,252         537,888
III

Gail A. Lozoff           1/29/99       150,000             5.41%         1.78125       1/29/09         168,033         425,828

Paul A. Strasen          1/29/99       100,000             3.60%         1.78125       1/29/09         112,022         283,885

Paula E. Manley          1/29/99       100,000             3.60%         1.78125       1/29/09         112,022         283,885

(1) Options become exercisable with respect to one-fourth of the total number of shares on each of the first four anniversaries of the date of grant.

(2) These amounts represent certain assumed annual rates of appreciation calculated from the exercise price, as required by the rules of the Securities and Exchange Commission. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock; therefore, amounts reflected in this table may not be achieved.

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values


     The following table sets forth for the named executive officers aggregated information concerning each exercise of stock options during the fiscal year ended December 26, 1999 and the fiscal year-end value of unexercised options.

                                                                                                            Value of
                                   Shares                                  Number of                       Unexercised
                                  Acquired         Value               Unexercised Options             In-the-Money Options
                                 on Exercise      Realized            at Fiscal Year-End (#)           at Fiscal Year-End ($)
      Name                           (#)            ($)              Exercisable/Unexercisable        Exercisable/Unexercisable
      ----                       -----------      --------           -------------------------        -------------------------
Robert M. Hartnett                    0              0                    345,000/890,000                         0/0
Paul J.B. Murphy III                  0              0                    107,500/292,500                         0/0
Gail A. Lozoff                        0              0                    112,464/263,482                         0/0
Paul A. Strasen                       0              0                    107,671/167,329                         0/0
Paula E. Manley                       0              0                     43,750/112,500                         0/0

Option Repricings

     The following table provides information concerning all repricings of stock options of executive officers since August 1, 1996 (the date on which the Company became subject to the reporting requirements of the Exchange Act) through fiscal year 1999. See "Report of the Compensation Committee and Board of Directors - Stock Options."

                                                                   Market Price
                                                   Number of           of                                     Length of
                                                     Shares          Common         Exercise                Original Option
                                                   Underlying       Stock at        Price at      New       Term Remaining
                                                    Options          Time of         Time of    Exercise      at Date of
               Name                   Date          Repriced        Repricing       Repricing    Price        Repricing
               ----                   ----         ----------      ------------     ---------  ---------   ---------------
Robert M. Hartnett                   5/11/98          210,000        $ 3.6563        $ 4.5625  $  3.6563  9 years 10 months
    Chairman of the Board, Chief     5/11/98          136,443          3.6563          6.0000     3.6563  7 years 10 months
    Executive Officer and President  5/11/98           88,557          3.6563          6.5900     3.6563  7 years 10 months
Paul J.B. Murphy III                 5/11/98           78,621          3.6563          6.0000     3.6563  7 years 10 months
    Executive Vice President -       5/11/98           11,379          3.6563          6.5900     3.6563  7 years 10 months
    Operations
Gail A. Lozoff                       10/2/97            8,368         10.6875         29.8750   110.6875  9 years 3 months
    Chief Marketing Officer          5/11/98           29,739          3.6563          5.8800     3.6563  6 years 10 months
                                     5/11/98           34,138          3.6563          6.5900     3.6563  7 years 8 months
                                     5/11/98           98,392          3.6563         10.6900     3.6563  9 years 4 months
Paul A. Strasen                      10/2/97            8,368         10.6875         29.8750    10.6875  9 years 3 months
    Senior Vice President, General   5/11/98           37,931          3.6563          6.5900     3.6563  7 years 8 months
    Counsel and Secretary            5/11/98           46,784          3.6563         10.6900     3.6563  9 years 4 months
Paula E. Manley                      5/11/98           51,750          3.6563          6.0000     3.6563  8 years 4 months
    Chief Financial Officer          5/11/98            4,500          3.6563          6.5900     3.6563  8 years 4 months

Director Compensation

     Each director who is not an officer or employee of, or a consultant to, the Company or its affiliated companies receives an annual fee of $10,000 and a fee of $500 for each Board of Directors meeting at which he is present and for each committee meeting at which he is present not held in conjunction with a meeting of the Board of Directors. Each such director also receives an annual fee of $5,000 for each of the audit committee or compensation committee on which he serves. Each such director also receives an option grant under the Directors Plan each time he is elected as a director to purchase shares of Common Stock having a fair market value of $50,000 on the date of grant, except that no grant may include more than 15,000 shares and no director may receive more than one grant in any calendar year. Outside directors are also reimbursed for their expenses for each Board and committee meeting attended.

Employment Agreement with Chief Executive Officer

     In February 2000, the Company entered into an amended and restated employment agreement with Robert M. Hartnett, the Chief Executive Officer of the Company, which superseded a prior employment agreement regarding Mr. Hartnett's employment. Under the terms of the employment agreement, Mr. Hartnett receives an annual base salary of $500,000, and an annual bonus having a target payout equal to 50% of his base salary and which will be based on the Company's performance relative to targets generally applicable in determining bonus compensation payable to senior executives of the Company. The agreement also provides that Mr. Hartnett will receive an option grant at least once each calendar year of a number of shares not less than 150% of the highest number of shares subject to a regular annual option grant made to any other officer. Mr. Hartnett's employment agreement is for a term ending on February 11, 2002, which term is extended by one additional year in January of each year, beginning in February 2001. The employment agreement provides that in the event Mr. Hartnett's employment is terminated by the Company other than for just cause, or by Mr. Hartnett for just grounds, (i) he will receive a lump-sum payment equal to the greater of the sum of his then current annual base salary and then current target bonus or the amount that would be paid to him during the balance of the term of his agreement (based on his then current annual salary and target bonus), (ii) the Company will continue to provide group medical, dental, life and disability insurance benefits for a period of eighteen months from the date of termination, and (iii) all of his outstanding stock options will become fully vested and exercisable.

Change in Control Severance Agreements with Executive Officers

     The Company is a party to severance agreements with each of its executive officers other than Mr. Hartnett providing for compensation and benefits in the event of termination of employment under certain circumstances following a change in control of the Company. Under the severance agreements, if the officer's employment is terminated following a change in control of the Company and during the term of the severance agreement, other than by the Company for cause, by reason of death or disability, or by the officer without good reason, then the officer will receive (i) a lump sum severance payment equal to the sum of (a) one year's base salary, (b) the amount of any unpaid bonus for any prior fiscal year or other measuring period, and (c) the target bonus for the fiscal year or other measuring period in which the termination occurs, (ii) continued life and health insurance benefits for a period of one year, (iii) full vesting and accelerated exercisability of all outstanding stock options held by such officer, and (iv) outplacement services.

     For purposes of the severance agreements, a change in control occurs if (i) any person other than Boston Chicken or Bagel Store Development Funding, L.L.C. ("Bagel Funding") becomes the owner of securities representing 20% or more of the voting power of the Company's outstanding securities, (ii) there is a merger or consolidation of the Company or any subsidiary of the Company other than (a) a merger or consolidation in which voting securities of the Company outstanding immediately prior to the transaction continue to represent at least 50% of the combined voting power of the securities of the Company or the survivor of such merger or consolidation after the transaction or (b) a merger or consolidation effected to implement a recapitalization of the Company in which no person other than Boston Chicken or Bagel Funding becomes the owner of securities representing 20% or more of the combined voting power of the Company's outstanding securities, (iii) the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition of all or substantially all of the Company's assets, other than such a sale to an entity at least 50% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company prior to the sale, or (iv) individuals who, as of August 25, 1999 are members of the Board of Directors of the Company (the "Incumbent Board") cease for any reason to constitute a majority of the Board (treating as members of the Incumbent Board for such purpose new directors whose election or nomination was approved by a vote of at least a majority of the Incumbent Board).

     The severance agreements terminate on May 8, 2000, except that on May 8, 2000 and each year thereafter, the term is automatically extended for one additional year unless, not later than December 31 of the preceding year, the Company or the officer shall have given notice not to extend the term. In addition, if a change in control occurs during the term of the severance agreement, the agreement expires 24 months after the month in which the change in control occurred.

Compensation Committee Interlocks and Insider Participation

     The following persons served as members of the Compensation Committee of the Board of Directors during the year ended December 26, 1999: Martin D Hanan, John H. Muehlstein, Jr., Donald L. Pierce and David G. Stanchak.

     Currently, no executive officer of the Company serves as a member of the Compensation Committee or as a director of any other entity, one of whose executive officers serves on the Compensation Committee or is a director of the Company.

     Mr. Muehlstein owns a direct equity interest in Bagel Store Development Funding, L.L.C. ("Bagel Funding"), which owns an approximately 21% equity interest in Bagel Partners. Mr. Stanchak owned an interest in Bagel Funding, which he disposed of in December 1998. See "Certain Transactions - Interests of Certain Persons in Einstein/Noah Bagel Partners, L.P."

     Mr. Stanchak was Chief Development Officer of the Company until he resigned from such position in April 1998.

     In accordance with rules promulgated by the Securities and Exchange Commission, the information included under the captions ``Report of the Compensation Committee and Board of Directors'' and ``Performance Graph'' will not be deemed to be filed or to be proxy soliciting material or incorporated by reference in any prior or future filings by the Company under the Securities Act of 1933 (the "Securities Act") or the Exchange Act.


          REPORT OF THE COMPENSATION COMMITTEE AND BOARD OF DIRECTORS

     The Compensation Committee of the Board of Directors has overall responsibility for cash compensation of executive officers. Stock option grants to executive officers are the responsibility of the entire Board of Directors.

     The following report on executive compensation is furnished by persons who were members of the Compensation Committee and the Board of Directors in 1999. Messrs. Muehlstein and Stanchak were the members of the Compensation Committee through May 1999; thereafter, Messrs. Hanan and Pierce were the members of the Compensation Committee. In addition, Mr. Jenkins resigned as a member of the Board of Directors of the Company in July 1999.

General Policies

     The Company's compensation program is intended to attract, motivate, reward and retain the management talent required to achieve corporate objectives in a dynamic environment operating in a highly competitive industry, and thereby increase stockholder value. It is the Company's policy to provide incentives to its senior management to achieve both short-term and long-term objectives. For 1999, the Company's executive compensation consisted of salary, bonus compensation and stock option grants.

Cash Compensation

     For 1999, cash compensation for executive officers consisted of base salary and bonus compensation paid under the Company's 1999 Staff Officer Bonus Plan (the "1999 Bonus Plan"). Base salaries are determined by an assessment of responsibilities and position within the Company, individual performance and the Company's overall performance. Base salaries of certain executive officers for 1999 were increased from 1998 levels based on an assessment of the factors described above. Bonuses paid for 1999 under the 1999 Bonus Plan were determined by multiplying a target payout amount for each executive officer by a percentage factor based on the Company's performance against financial objectives. For 1999 the target payout amount for each executive officer was equal to 50% of base salary. For 1999 the financial objectives were systemwide average net weekly per store sales ("Store Revenue") and earnings before interest, taxes, depreciation and amortization ("EBITDA"), and the percentage factor was 100%. The percentage factor was determined based 30% on achievement of Store Revenue objectives and 70% on achievement of EBITDA objectives.

     In 2000, bonus compensation of executive officers will also be determined by multiplying a target payout amount for each executive officer by a percentage factor based on the Company's performance against financial objectives. Target payout amounts for 2000 will be the same as those for 1999, but the percentage factor will be determined based entirely on achievement of EBITDA objectives.

     In 2000, executive officers will also be entitled to receive bonuses under the Company's Employee Retention Program (the "Retention Program"), which was adopted in October 1999 and amended in February 2000. The Retention Program provides for payment of cash bonuses to executive officers and certain other employees, in amounts ranging from 50% to 100% of one year's base salary, in the case of executive officers. Such amounts are payable in three installments, in March, September and December 2000, and are conditioned upon the recipient's continued employment with the Company (unless such employment is terminated by the Company without cause or by the employee for good reason (in each case as defined in the Retention Program)).

Stock Options

     The Board of Directors considers incentive compensation in the form of stock options to be an integral and important part of executive compensation in particular and employee compensation generally. The entire Board of Directors is responsible for approving stock option grants to executive officers. Options are generally granted to executive officers upon commencement of employment and annually. Options granted have an exercise price equal to the fair market value of the Common Stock on the grant date. Factors considered when granting stock options to executive officers include salary, position and responsibilities, factors related to recruiting and employment offers, significant salary changes and promotions and other factors relating to performance. Option grants relating to recruiting and employment offers and special circumstances are recommended by management.

Chief Executive Officer Compensation

     The 1999 compensation for Robert M. Hartnett, the Company's Chief Executive Officer, consisted of a base salary, bonus compensation and stock option grants. His compensation was the result of arms' length negotiations with the Company in connection with his employment. Factors considered by the Board of Directors and the Compensation Committee in determining Mr. Hartnett's compensation included his experience in running restaurant operating companies, his entrepreneurial abilities and his leadership abilities. Mr. Hartnett's bonus compensation was determined pursuant to the 1999 Bonus Plan in the same manner as bonuses to other executive officers. In determining the amount of stock option grants to Mr. Hartnett, the Board of Directors considered the same factors that were used to determine stock option grants to all executive officers.

     The Company and Mr. Hartnett are parties to an employment agreement. See "Certain Transactions - Employment and Termination Agreements."

Policy Regarding Rule 162(m)

     In general, Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits the tax deductibility of annual compensation paid to certain executive officers of a publicly held corporation to $1 million, subject to an exception for "performance-based" compensation plans as defined under that Section. Generally, the Board of Directors and the Compensation Committee, or any other Board committee responsible for executive officer compensation, reserve the right to grant compensation to executive officers in amounts deemed appropriate, regardless of whether such compensation is deductible for federal income tax purposes. When making decisions concerning executive compensation, the deduction limits under Section 162(m), as well as other factors, including economic and industry trends, competition for talented executives and the contribution of the executive officers to the development of the Company's business, are taken into account. Options to purchase shares of Common Stock granted to executive officers in fiscal 1998 and 1999 are potentially subject to limits on permitted federal income tax deductions upon exercise of such options, including under Section 162(m). The option grants were made because the grants and their associated incentives were determined to be more important to the Company and its stockholders than the potential loss of related compensation deductions. The policy of the Board of Directors and the Compensation Committee, or any other Board committee responsible for executive officer compensation, is to maintain, where feasible, a compensation structure that will permit all executive compensation to be tax deductible by the Company. However, the Board of Directors believes that it is vital for the Company's long-term interest to ensure that talented individuals will continue to serve the Company. As a result, the Board of Directors and the Compensation Committee, or any other Board committee responsible for executive officer compensation, may continue to authorize, in appropriate circumstances, compensation that is not entirely deductible.

Conclusion

     The Company intends to continue providing a portion of executive compensation in the form of incentive-based compensation, such as stock options. The Board of Directors and Compensation Committee believe that such a policy provides the proper incentives to attract, reward and retain high quality management. The Board of Directors and Compensation Committee intend to review the executive compensation structure at least annually, review salary levels, make additional option grants and provide an incentive-based bonus compensation program, all as appropriate to continue attracting and retaining management with the necessary experience and expertise to further the Company's growth.


      1999 Compensation Committee Members            1999 Board of Directors

      Martin D Hanan                                 Martin D Hanan
      John H. Muehlstein, Jr.                        Robert M. Hartnett
      Donald L. Pierce                               J. Michael Jenkins
      David G. Stanchak                              Gail A. Lozoff
                                                     John H. Muehlstein, Jr.
                                                     Donald L. Pierce
                                                     David G. Stanchak

                               PERFORMANCE GRAPH

     The Company has determined that a peer group which is representative of its line of business is appropriate for performance comparison purposes. The members of the peer group are BAB Holdings, Inc., Brinker International, CKE Restaurants, Inc., New World Coffee-Manhattan Bagel, Panera Bread Co. Class A, Papa Johns International, Inc., The Quizno's Corp., Schlotzsky's, Inc. and Starbucks Corporation (the ``Peer Group Index"). The following graph compares the percentage change in the cumulative total returns on the Common Stock, the Peer Group Index and the Standard & Poor's 500 Index (assuming reinvestment of any dividends) for the period beginning on August 2, 1996, the first day of trading of the Common Stock under Section 12 of the Exchange Act, and ending on December 23, 1999, the last day on which shares of Common Stock traded on the Nasdaq SmallCap Market prior to December 26, 1999, the last day of the Company's 1999 fiscal year.

                           [PERFORMANCE GRAPH HERE]



                    ASSUMES $100 INVESTED ON AUGUST 2, 1996
                          ASSUMES DIVIDEND REINVESTED

                                   8/02/96    12/27/96    12/26/97    12/27/98    12/26/99
EINSTEIN/NOAH BAGEL CORP.          100.00      145.73       27.13        5.95        2.13
PEER GROUP INDEX                   100.00      114.93      139.56       16.22      141.00
S&P 500 INDEX                      100.00      116.85      155.83      200.36      242.53

______________
(1) Assumes $100 invested on August 2, 1996 in Common Stock, the Peer Group Index, and the S&P 500 Index. Historical results are not necessarily indicative of future performance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Stock of the Company

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 21, 2000 by: (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each director; (iii) each executive officer named in the Summary Compensation Table in Item 11 of this report; and (iv) all directors and executive officers as a group. The beneficial ownership reflected in the following table is calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Unless otherwise indicated, ownership includes sole voting and investment power.

                                                                           Shares Beneficially Owned
                                                                     ------------------------------------
                               Names                                    Number (1)           Percent
                             --------                                ----------------  ------------------
Boston Chicken, Inc.(2)............................................        19,588,146                54.1%
Robert M. Hartnett.................................................           500,000                 1.4%
Paul J.B. Murphy III...............................................           166,200                   *
Gail A. Lozoff (3).................................................           693,623                 2.0%
Paul A. Strasen (4)................................................           159,112                   *
Paula E. Manley....................................................            62,500                   *
Martin D Hanan.....................................................            15,000                   *
Donald L. Pierce...................................................            15,000                   *
Loomis, Sayles & Company, L.P (5)..................................         1,877,764                 5.2%
All directors and executive officers as a group
(7 persons) (3)(4).................................................         1,611,435                 4.6%

__________________
*Less than 1%.

(1) Includes shares of Common Stock subject to options granted by the Company which were exercisable within 60 days of April 21, 2000 as follows: Mr. Hartnett - 490,000; Mr. Murphy - 165,000; Ms. Lozoff - 187,430; Mr. Strasen
    - 147,860; Ms. Manley - 62,500; Mr. Hanan - 15,000; Mr. Pierce - 15,000; and
    all executive officers and directors as a group (including such individuals)
    - 1,082,790.

(2) Includes 2,124,579 shares subject to options granted by the Company at prices ranging from $3.87 to $30.75 which are exercisable within 60 days of April 21, 2000. The address of Boston Chicken is 14123 Denver West Parkway, Golden, Colorado 80401-4086. See "Relationship with Boston Chicken."

(3) Includes 489,475 shares of Common Stock held by a corporation, of which Ms. Lozoff's spouse is the sole stockholder.

(4) Includes 3,653 shares held by a trust, of which Mr. Strasen is a trustee and beneficiary, and 5,099 shares held by a limited liability company controlled by Mr. Strasen and his spouse.

(5) Loomis, Sayles & Company, L.P. ("Loomis, Sayles") has sole voting power with respect to 1,619,896 of such shares and shared voting power with respect to 193,851 of such shares; Loomis, Sayles has shared dispositive power with respect to all of such shares. Such information is based on statements on
    Schedule 13G and 13G/A filed pursuant to Rule 13d-1 under the Exchange Act by Loomis, Sayles. Such statements indicate that Loomis, Sayles is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. The address for Loomis, Sayles is One Financial Center, Boston, Massachusetts 02111. The statements also indicate that the shares of Common Stock shown in the table above are issuable upon conversion of the Company's 7 1/4% convertible subordinated debentures due 2004. Such debentures are convertible into the Common Stock at a conversion price of $21.25 per share.

Ownership of Boston Chicken Stock

   The following table sets forth certain information regarding the beneficial ownership of Boston Chicken common stock and 10% Series A exchangeable preferred stock as of April 21, 2000 by (i) each director; (ii) each executive officer named in the Summary Compensation Table in Item 11 of this report; and (iii) all directors and executive officers as a group. The beneficial ownership reflected in the following table is calculated in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise indicated, ownership includes sole voting and investment power.


                                                            Shares of                         Shares of
                                                          Common Stock                 Series A Preferred Stock
                                                       Beneficially Owned                 Beneficially Owned
                                                      -------------------                 ------------------
           Name of Beneficial Owner                Number (1)         Percent          Number           Percent
           ------------------------                ---------          -------          ------           -------
Robert M. Hartnett............................             0                *               0                 *
Paul J.B. Murphy III..........................             0                *               0                 *
Gail A. Lozoff (2)............................        12,719                *       8,701.961                 *
Paul A. Strasen (3)...........................         3,277                *         602.300                 *
Paula E. Manley...............................             0                *               0                 *
Martin D Hanan................................             0                *               0                 *
Donald L. Pierce..............................             0                *               0                 *
All directors and executive officers
   as a group (7 persons) (2)(3)(4)...........        15,996                *       9,304.261                 *

_________________
*Less than 1%.

(1) Includes shares of common stock of Boston Chicken subject to options granted by Boston Chicken which were exercisable within 60 days of April 21, 2000 as follows: Mr. Strasen - 2,500; and all executive officers and directors as a group (including Mr. Strasen) - 2,500.

(2) Represents shares owned by a trust, of which Ms. Lozoff's spouse is a trustee and beneficiary.

(3) Includes 777 shares held by a trust, of which Mr. Strasen is a trustee and beneficiary.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Interests of Certain Persons in Einstein/Noah Bagel Partners, L.P.

     The Company owns an approximately 78% interest in Einstein/Noah Bagel Partners, L.P. ("Bagel Partners"), the surviving entity of a merger of the Company's five former area developers. The Company acquired its interest in Bagel Partners by exercising its conversion and option rights under its secured loan agreements with the area developers. Prior to such transactions, certain executive officers and directors of the Company and Boston Chicken had (i) direct equity interests in the former area developers of the Company or Bagel Partners and/or (ii) indirect equity interests in such entities through investments in Bagel Store Development Funding, L.L.C. ("Bagel Funding"). Upon consummation of the Company's loan conversions and the area developer merger, the interests of holders of certain equity interests in Bagel Partners that had been originally acquired for promissory notes, including equity interests acquired directly and indirectly by Mr. Hartnett for $500,000 in promissory notes, were redeemed in exchange for cancellation of such notes.

Loans to Executive Officers

     In June 1998, the Company made a $100,000 loan to Paul Murphy in connection with his relocation to the Golden, Colorado area. The loan bore interest at the reference rate of The Bank of America National Trust and Savings Association plus 2%. In April 1999, Mr. Murphy repaid the principal amount of the loan and the Company forgave accrued interest of $8,985 on the loan.

Other Relationships

     Blind Faith, Inc., of which Ms. Lozoff and her spouse are the sole stockholders, leases to the Company the land and building on which a store is located. The Company subleases the land and building to Bagel Partners. The annual rental payments under the lease and sublease, each of which terminates in May 2009, aggregate $72,000.

Relationship With Boston Chicken

     Information with respect to the Company's relationship with Boston Chicken is set forth under the caption "Relationship with Boston Chicken" in Item 1 of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   April 19, 2000

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