Form 10-Q
period 2000-04-16
EINSTEIN NOAH BAGEL CORP
filed 2000-05-30
CIK 1007184

                          UNITED STATESUNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 16, 2000

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

                              1687 Cole Boulevard
                               Golden, CO 80401
         (Address of principal executive offices, including zip code)

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

                       Yes     X     No  _____
                            -------

Number of shares of common stock, $.01 par value per share, outstanding as of May 26, 2000: 34,083,681 (includes 813,146 shares of common stock held by a subsidiary of the Company).

                           EINSTEIN/NOAH BAGEL CORP.

                                     INDEX

                                                                                              Page No.
                                                                                              -------
PART I.   FINANCIAL INFORMATION

          Item 1.     Financial Statements

                      Consolidated Balance Sheets as of December 26, 1999 and
                      April 16, 2000........................................................         3

                      Consolidated Statements of Operations for the quarters
                      ended April 18, 1999 and April 16, 2000...............................         4

                      Consolidated Statements of Cash Flows for the quarters
                      ended April 18, 1999 and April 16, 2000...............................         5

                      Notes to Consolidated Financial Statements............................         6

          Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...................................        10

          Item 3.     Quantitative and Qualitative Disclosures About Market Risk............        14

PART II.  OTHER INFORMATION

          Item 1.     Legal Proceedings.....................................................        15

          Item 6.     Exhibits and Reports on Form 8-K and Form 8-K/A.......................        15

          Signature Page....................................................................        16

          Exhibit Index.....................................................................        17

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                                      December 26,   April 16,
                                                                          1999         2000
                                                                      ------------   ---------
ASSETS
------
Current Assets:
  Cash and cash equivalents........................................     $   2,708   $   1,544
  Accounts receivable, net.........................................         1,289       1,404
  Inventories......................................................         9,456       8,834
  Prepaid expenses and other current assets........................         1,327       2,260
                                                                        ---------   ---------
     Total current assets..........................................        14,780      14,042

Property and Equipment, net........................................       123,736     124,939
Goodwill, net......................................................       211,848     208,284
Trademarks, net....................................................         2,052       2,031
Recipes, net.......................................................         2,358       2,262
Other Assets, net..................................................         6,486       4,485
                                                                        ---------   ---------
     Total assets..................................................     $ 361,260   $ 356,043
                                                                        =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable.................................................     $  15,344   $  10,277
  Accrued expenses.................................................        20,699      28,372
  Revolving credit facility........................................        18,600      22,402
  Senior term loan.................................................        18,000      16,500
  Convertible subordinated debentures..............................       125,000     125,000
                                                                        ---------   ---------
     Total current liabilities.....................................       197,643     202,551

Other Noncurrent Liabilities.......................................        15,798      15,730
Minority Interest..................................................        32,844      32,118

Stockholders' Equity:
  Preferred Stock - $.01 par value; 20,000,000 shares authorized;
     no shares issued and outstanding..............................             -           -
  Common Stock - $.01 par value; 200,000,000 shares authorized;
     34,083,681 shares issued in December 1999 and April 2000......           341         341
  Additional paid-in capital.......................................       377,616     377,616
  Treasury stock, at cost (813,146 shares at
     December 1999 and April 2000).................................        (5,261)     (5,261)
  Accumulated deficit..............................................      (257,721)   (267,052)
                                                                        ---------   ---------
     Total stockholders' equity....................................       114,975     105,644
                                                                        ---------   ---------
     Total liabilities and stockholders' equity....................     $ 361,260   $ 356,043
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

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                             Quarter Ended
                                                         ---------------------
                                                         April 18,   April 16,
                                                           1999        2000
                                                         ---------   ---------
Revenue:
  Store revenue........................................   $112,353    $118,323

Costs and Expenses:
  Store:
     Cost of products sold.............................     37,485      38,893
     Salaries and benefits.............................     35,394      36,738
     Other controllable costs..........................      9,187      10,337
     Rent, occupancy and related costs.................     11,350      11,222
     Marketing expenses................................      3,371       4,972
     Depreciation and amortization.....................      3,293       3,654
                                                          --------    --------
       Total store costs and expenses..................    100,080     105,816
  Non-Store:
     Salaries, benefits, general and
       administrative..................................     10,563      10,933
     Reorganization expenses...........................          -       2,641
     Depreciation and amortization
       (excluding goodwill amortization)...............      1,229       1,479
     Goodwill amortization.............................      3,415       3,564
                                                          --------    --------
       Total non-store costs and expenses..............     15,207      18,617
                                                          --------    --------
       Total costs and expenses........................    115,287     124,433
                                                          --------    --------

Loss from Operations...................................     (2,934)     (6,110)

Other Income (Expense):
  Interest expense.....................................     (3,671)     (3,935)
  Other................................................        (31)         18
                                                          --------    --------
     Total other income (expense)......................     (3,702)     (3,917)
                                                          --------    --------

Loss before Income Taxes and Minority Interest.........     (6,636)    (10,027)
Provision for Income Taxes.............................          -          30
Minority Interest in Loss of Subsidiary................       (934)       (726)
                                                          --------    --------
Net Loss...............................................   $ (5,702)   $ (9,331)
                                                          ========    ========

Basic Loss per Share...................................   $  (0.17)   $  (0.28)
                                                          ========    ========
Diluted Loss per Share.................................   $  (0.17)   $  (0.28)
                                                          ========    ========
Weighted Average Number of Common Shares Outstanding:
     Basic.............................................     33,271      33,271
                                                          ========    ========
     Diluted...........................................     33,271      33,271
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

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                   Quarter Ended
                                                               ----------------------
                                                               April 18,   April 16,
                                                                 1999        2000
                                                               ---------   ---------
Cash Flows from Operating Activities:
  Net loss...................................................   $ (5,702)   $ (9,331)
  Adjustments to reconcile net loss to net cash provided by
  operating activities:
     Depreciation and amortization...........................      7,937       8,697
     Minority interest.......................................       (934)       (726)
     Provision for write-down of assets......................        353       1,280
     Loss on disposal of assets..............................          -         464
     Changes in assets and liabilities:
       Accounts receivable...................................        324        (115)
       Accounts payable and accrued expenses.................      1,321       3,166
       Other assets and liabilities..........................        547        (388)
                                                                --------    --------
           Net cash provided by operating activities.........      3,846       3,047
                                                                --------    --------

Cash Flows from Investing Activities:
  Purchase of property and equipment.........................     (3,335)     (6,512)
  Purchase of other assets...................................        (36)         (1)
                                                                --------    --------
     Net cash used in investing activities...................     (3,371)     (6,513)
                                                                --------    --------

Cash Flows from Financing Activities:
  Borrowings under credit facility...........................     48,550      70,527
  Repayments under credit facility...........................    (47,750)    (68,225)
                                                                --------    --------
     Net cash provided by financing activities...............        800       2,302
                                                                --------    --------
Net Increase (Decrease) in Cash and Cash Equivalents.........      1,275      (1,164)
Cash and Cash Equivalents, beginning of period...............      3,766       2,708
                                                                --------    --------
Cash and Cash Equivalents, end of period.....................   $  5,041    $  1,544
                                                                ========    ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The consolidated interim financial statements have been prepared by the Company and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of April 16, 2000 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information are included in the audited consolidated financial statements filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 26, 1999. The consolidated results of operations for the quarter ended April 16, 2000 are not necessarily indicative of the results expected for the full year.

     Certain amounts set forth in the accompanying financial statements for the quarter ended April 18, 1999 have been reclassified to conform to the presentation for the current fiscal quarter.


2.   Petitions for Reorganization Under Chapter 11

     On April 27, 2000, the Company and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. ("Bagel Partners") filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the District of Arizona in Phoenix. Effective upon such filings, the Company and Bagel Partners are operating their business as debtors-in-possession, subject to the jurisdiction of the bankruptcy court. The Chapter 11 cases are being jointly administered for procedural purposes by the bankruptcy court under Case No. 00-04447-ECF-CGC. Einstein/Noah Bagel Partners, Inc., a wholly-owned subsidiary of the Company and the general partner of Bagel Partners, is not included in the Chapter 11 filings.

     On April 27, 2000, the Company and Bagel Partners also filed with the bankruptcy court a proposed joint plan of reorganization. Under the terms of the plan, Bagel Partners would be merged into the Company, and general unsecured creditors of the Company (primarily the holders of the Company's $125.0 million 7 1/4% Convertible Subordinated Debentures due 2004) would receive approximately 89 percent of the common stock of the reorganized Company and the minority equity holders in Bagel Partners (primarily Bagel Store Development Funding, L.L.C. ("Bagel Funding")) would receive approximately 11 percent of the common stock of the reorganized Company. Holders of the Company's common stock would receive warrants to purchase 2 percent of the common stock of the reorganized Company on a fully diluted basis, exercisable at the price per share at which the shares of common stock received by the debenture holders will result in their recovering the value of their claims in full. The bankruptcy court has not yet considered approval of either the plan or the disclosure statement pertaining to the plan, and votes on the plan may not be solicited unless and until the disclosure statement pertaining to the plan has been approved by the bankruptcy court.

     As debtors-in-possession, the Company and Bagel Partners are authorized to operate their business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the bankruptcy court. An official committee of unsecured creditors, consisting of HSBC Bank USA (indenture trustee for the debentures), Loomis, Sayles & Company, L.P. and Kayne Anderson, was formed by the U.S. Trustee on May 9, 2000 (the "Creditors Committee").

     As of the petition date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company or Bagel Partners. In addition, the Company and Bagel Partners may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the bankruptcy court in accordance with procedures set by the bankruptcy court and the Bankruptcy Code. On April 28, 2000, the bankruptcy court approved the Company's payment of pre-petition employee compensation, benefits and reimbursements and withholding taxes, and the continued payment of these items. The bankruptcy court also approved the timely payment, without interruption, of all pre-petition trade payables incurred in the ordinary course of business, including vendor bills submitted prior to the filing, provided that the vendors continued to offer the

Company and Bagel Partners credit terms that were the same or better than those offered pre-petition. To date, all pre-petition vendors are providing credit on these terms.

     On May 22, 2000, the bankruptcy court gave final approval to the Company's debtor-in-possession financing agreement providing for borrowings of up to $36.0 million, of which $26.0 million replaces the Company's pre-petition revolving credit facility in its entirety and $10.0 million of which provides additional financing to pay, among other things, employee salaries and benefits, vendors, interest and certain other payments on senior secured debt, professional fees and permitted capital expenditures. See Note 4.

     As permitted under the Bankruptcy Code and approved by the bankruptcy court, the Company and Bagel Partners have elected to reject certain real estate leases. The Company and Bagel Partners have not yet completed their review of all of their pre-petition contracts and leases for assumption or rejection. The Company and Bagel Partners will continue to analyze, and may assume or reject, additional leases and other executory contracts. The Company and Bagel Partners cannot presently determine or reasonably estimate the aggregate liability resulting from rejection of executory contracts and unexpired leases for which claims have been, or may be, filed. The bankruptcy court has fixed June 30, 2000 as the date by which the holders of claims against or interests in either the Company or Bagel Partners must file a proof of claim or interest.

     The accompanying consolidated interim financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, the uncertainty regarding the eventual outcome of the reorganization cases of the Company and Bagel Partners, and the effect of other unknown adverse factors, could threaten the debtors' existence as going concerns. In addition, the report of the Company's independent public accountants, Arthur Andersen LLP, for the Company's fiscal year ended December 26, 1999, includes a qualification expressing substantial doubt about the Company's ability to continue as a going concern. Continuing on a going concern basis is dependent upon, among other things, the confirmation of a plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the debtors' obligations. The accompanying consolidated interim financial statements do not reflect (a) adjustments that may be necessary to present the realizable value of assets on a liquidation basis, (b) aggregate pre-petition liability amounts that may be allowed for claims or contingencies, or their status or priority, (c) the effect of any changes to the debtors' capital structure or in their business operations as the result of a confirmed plan of reorganization, or (d) adjustments to the carrying value of assets or liability amounts that may be necessary as the result of actions by the bankruptcy court.

     All costs and expenses associated with the Company's balance sheet restructuring efforts and incurred through April 16, 2000 have been reflected as reorganization expenses in the accompanying consolidated statements of operations. Through such date, the reorganization expenses consisted primarily of professional fees paid to representatives of the Company and professional fees incurred by the Company's lenders, the holders of the Company's convertible subordinated debt and the members of Bagel Funding which were paid by the Company. Of such expenses, $1.3 million had been incurred in fiscal 1999 and had previously been capitalized in anticipation of the issuance of securities by the Company in a restructuring transaction.


3.   Use of Estimates

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


4.   Debtor-in-Possession Financing

     On May 22, 2000, the bankruptcy court gave final approval of the Company's debtor-in-possession financing agreement, providing for borrowings of up to $36.0 million (the "DIP Facility"). Of such amount, $26.0 million replaces the Company's pre-petition revolving credit facility in its entirety and $10.0 million provides additional funding for the Company's and Bagel Partner's operating expenses, including employee salaries and benefits, payments to vendors, interest and certain other payments under the DIP Facility, professional fees and permitted capital expenditures. Under the terms of the DIP Facility, the revolving funds are available until the earliest of (i) December 31, 2000, (ii) the date on which a plan of reorganization becomes effective, or
(iii) the stated date on
which the Company's exit financing commitment expires by its terms, as such date may be extended from time to time. Draws made under the DIP Facility bear interest at a rate equal to Bank of America, N.A.'s reference rate plus 1.00% (10.00% at April 16, 2000). The Company is required to pay an unused line fee of 0.5%. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries, including Bagel Partners. The DIP Facility contains financial covenants requiring the maintenance of minimum cumulative EBITDA (as defined in the DIP Facility), weekly per store average ("WPSA") revenues and limiting capital expenditures, as well as negative covenants limiting additional indebtedness, liens and sales of assets, and prohibiting dividend payments.


5.   Commitments and Contingencies

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

     Bagel Funding has invested a total of approximately $89.6 million, representing an equity interest of approximately 22%, in Bagel Partners. The Company is the manager of Bagel Funding. Bagel Funding has the right to require Bagel Partners or the Company (at Bagel Partners' election) to redeem Bagel Funding's equity interest in Bagel Partners at a pre-determined formula price based on store level cash flow of Bagel Partners in the event that, at any time after December 5, 1999 and prior to June 5, 2001, the Company does not consent to a public offering of such equity interests or the termination of certain rights and obligations under franchise and license agreements between the Company and Bagel Partners ("License Termination"). The formula price is determined by multiplying Bagel Funding's percentage interest in Bagel Partners by an enterprise valuation of Bagel Partners. Such enterprise valuation is equal to Bagel Partner's income from operations before general and administrative expenses, depreciation and amortization but after franchise royalties and marketing expenses (determined by annualizing the highest of the two fiscal quarters prior to the quarter in which the right is exercised), multiplied by 6.5, less the amount of any outstanding indebtedness of Bagel Partners plus the amount of any cash balances of Bagel Partners. The formula price, if determined using annualized results of the highest of the two fiscal quarters ending April 16, 2000, would be equal to approximately $54.4 million. The Company or Bagel Partners may pay the purchase price for such equity interests in cash, shares of the Company's common stock (value based on the average closing sales price per share for the 20 trading days ending with the second business day prior to the date such shares are delivered) or a combination thereof.

     On March 28, 2000, Bagel Partners received a notice from representatives of Bagel Funding requesting on behalf of Bagel Funding that Bagel Partners seek the License Termination, pursuant to the applicable provisions of the partnership agreement governing Bagel Partners. Such termination requires the consent of the Company. By notice dated March 29, 2000, Bagel Partners, through its general partner, Einstein/Noah Bagel Partners, Inc., requested that the Company consent to the License Termination. Under the Bagel Partners partnership agreement, the Company has a period of 120 days to respond to such request. The Company has not yet responded to the License Termination request.

     On March 30, 2000, Bagel Partners received a letter from a representative of Bagel Funding stating that it is Bagel Funding's position that the Company has already rejected the request for License Termination. The letter further stated that Bagel Funding had determined to exercise its right to require Bagel Partners to purchase Bagel Funding's interest in Bagel Partners and that Bagel Funding demanded immediate cash payment of the purchase price for such interest.

     On May 10, 2000, the Company and Bagel Partners filed a motion in the bankruptcy court in which they asked the court to determine that the joint plan of reorganization filed by them properly classifies the interest of Bagel Funding as an equity interest in Bagel Partners. The Creditors Committee also has filed a motion seeking to characterize Bagel Funding's rights as an equity interest or to subordinate any claims it may have.

     The Company has become subject to various lawsuits, claims and other legal matters in the course of conducting its business. The Company does not believe that any such matters of which it is aware are material to the Company individually or in the aggregate, but matters may arise which could adversely affect the Company or its business operations.

6.   Subsequent Events

     On April 27, 2000, prior to the filing of their Chapter 11 petitions, the Company and Bagel Partners closed 74 under-performing Einstein Bros. Bagels and Noah's New York Bagels stores, and in connection with the store closings the Company terminated the employment of approximately 800 store level and field employees. The Company expects to take a charge in the second quarter of fiscal 2000 to write off assets of the closed stores, to record accruals for closing and disposal costs and lease rejection claims by landlords, and to reflect employee severance payments.

     On April 25, 2000, the Company received from BNP Paribas ("Paribas") a commitment for a $60.0 million secured credit facility to be made available upon the Company's and Bagel Partners' emergence from Chapter 11. The facility includes a $15.0 million revolving line of credit maturing five years from closing, a $25.0 million amortizing term loan which will have a final maturity four years after closing and a $20.0 million amortizing term loan which will have a final maturity five years after closing. Proceeds of the facility could be used to repay existing indebtedness to the Company's debtor-in-possession and pre-petition lenders, to fund capital expenditures, and for working capital and general corporate purposes. The facility would bear interest at rates ranging from 1.5% to 2.5% over Paribas' base rate (or corresponding margins over LIBOR), determined based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Paribas' commitment is subject to the satisfaction, on or before October 31, 2000, of certain conditions, including the confirmation of a plan of reorganization, the conversion of both the Company's convertible subordinated debentures and the minority equity interest in Bagel Partners into common stock of the Company, the continuity of the Company's existing management team and the satisfaction of certain financial covenants. Paribas' commitment was approved by the bankruptcy court on May 22, 2000.

     On May 26, 2000, the shares of common stock of the Company previously owned by Boston Chicken, Inc., representing approximately 51% of the outstanding shares of common stock of the Company, were transferred to Gerald K. Smith, as plan trustee under the trust formed for the benefit of Boston Chicken's creditors pursuant to the third amended plan of reorganization dated May 3, 2000 that was confirmed in Boston Chicken's Chapter 11 reorganization case.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Einstein/Noah Bagel Corp. (the "Company"), Einstein/Noah Bagel Partners, L.P., a majority-owned subsidiary of the Company ("Bagel Partners"), Einstein Bros(R) stores and Noah's New York Bagels(R) stores to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     On April 27, 2000, the Company and Bagel Partners filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code, and the Company and Bagel Partners filed a joint plan of reorganization. Forward-looking statements related to the reorganization cases and the joint plan of reorganization also involve known and unknown risks, uncertainties and other factors. In particular, the successful emergence of the Company and Bagel Partners from Chapter 11 is subject to confirmation of a plan or plans of reorganization. In addition, the consummation of financing upon emergence from Chapter 11 is subject to certain conditions. See Note 6 of Notes to the Company's Consolidated Financial Statements.

     In general, the results, performance or achievements of the Company, Bagel Partners, Einstein Bros. stores and Noah's New York Bagels stores are dependent upon a number of factors including, without limitation, the following: successful restructuring of the Company's balance sheet; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; changes in business strategy or development plans; achievement of development schedules; availability, locations, and terms of sites for store development; food, labor, and employee benefit costs; changes in government regulation; regional weather conditions; the Company's ability to implement new information technology systems; and other factors referenced in this Form 10-Q. The Company cannot predict which factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition to considering statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking.


General

     On April 27, 2000, the Company and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. ("Bagel Partners"), filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the District of Arizona in Phoenix. Effective upon such filings, the Company and Bagel Partners are currently operating their business as debtors-in-possession, subject to the jurisdiction of the bankruptcy court. The Chapter 11 cases are being jointly administered for procedural purposes by the bankruptcy court under Case No. 00-04447-ECF-CGC. All court filings in connection with the Company's bankruptcy can be accessed on the Internet at http://azb.uscourts.gov. Einstein/Noah Bagel Partners, Inc., a wholly-owned subsidiary of the Company and the general partner of Bagel Partners, is not included in the Chapter 11 filings.

     On April 27, 2000, the Company and Bagel Partners also filed with the bankruptcy court a proposed joint plan of reorganization. Under the terms of the plan, Bagel Partners would be merged into the Company, and general unsecured creditors of the Company (primarily the holders of the Company's $125.0 million 7 1/4% Convertible Subordinated Debentures due 2004) would receive approximately 89 percent of the common stock of the reorganized Company and the minority equity holders in Bagel Partners (primarily Bagel Store Development Funding, L.L.C. ("Bagel Funding")) would receive approximately 11 percent of the common stock of the reorganized Company. Holders of the Company's common stock would receive warrants to purchase 2 percent of the common stock of the reorganized Company on a fully diluted basis, exercisable at the price per share at which the shares of common stock received by the debenture holders will result in their recovering the value of their claims in full. The bankruptcy court has not yet considered approval of either the plan or the disclosure statement pertaining to the plan, and votes on the plan may not be solicited unless and until the disclosure statement pertaining to the plan has been approved by the bankruptcy court.

     As debtors-in-possession, the Company and Bagel Partners are authorized to operate their business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the bankruptcy court. An official committee of unsecured creditors, consisting of HSBC Bank USA (indenture trustee for the debentures), Loomis, Sayles & Company, L.P. and Kayne Anderson, was formed by the U.S. Trustee on May 9, 2000.

     As of the petition date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company or Bagel Partners. In addition, the Company and Bagel Partners may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the bankruptcy court in accordance with procedures set by the bankruptcy court and the Bankruptcy Code. On April 28, 2000, the bankruptcy court approved the Company's payment of pre-petition employee compensation, benefits and reimbursements and withholding taxes, and the continued payment of these items. The bankruptcy court also approved the timely payment, without interruption, of all pre-petition trade payables incurred in the ordinary course of business, including vendor bills submitted prior to the filing, provided that the vendors continued to offer the Company and Bagel Partners credit terms that were the same or better than those offered pre-petition. To date, all pre-petition vendors are providing the Company and Bagel Partners credit on these terms.

     On May 22, 2000, the bankruptcy court gave final approval to the Company's debtor-in-possession financing agreement providing for borrowings of up to $36.0 million, of which $26.0 million replaces the Company's pre-petition revolving credit facility in its entirety and $10.0 million of which provides additional financing to pay, among other things, employee salaries and benefits, vendors, interest and certain other payments on senior secured debt, professional fees and permitted capital expenditures. See Note 4 of Notes to the Company's Consolidated Financial Statements.


Results of Operations

     Revenue. Total store net revenue increased 5.3% to $118.3 million for the quarter ended April 16, 2000 compared to $112.4 million for the prior comparable quarter. The increase in store net revenue was due to an increase in average net weekly per store sales of 5.6% to $13,667 from $12,946 for the prior comparable period. Average net weekly per store sales represents weekly per store average revenue, after customer and employee discounts, for all stores open at the end of the periods presented. The increase in average net weekly per store sales was due to the effect of several Company initiatives, including increased marketing spending, menu changes, higher menu prices and focus on improved store level operations. The average number of stores in operation decreased to 535 for the quarter from 536 for the prior comparable quarter.

     Comparable store sales increased 4.8% from the prior comparable quarter. Comparable store sales represent average net weekly per store sales for stores open since the beginning of the prior year's comparable period. There were 532 stores in the comparable store sales base.

     Store Costs and Expenses. Cost of products sold as a percent of store net revenue decreased to 32.9% for the quarter ended April 16, 2000 from 33.4% for the prior comparable quarter. The decrease was attributable to improved management of food costs.

     Salaries and benefits as a percent of store net revenue decreased to 31.0% for the quarter ended April 16, 2000 from 31.5% for the prior comparable quarter. The decrease reflected the Company's ability to leverage store labor as average net weekly per store sales increased.

     Other controllable costs (such as utilities, repair and maintenance, and supplies) as a percent of store net revenue increased to 8.7% for the quarter ended April 16, 2000 from 8.2% for the prior comparable quarter. The increase was due primarily to an increase in system support fees, credit card fees, and repair and maintenance charges.

     Rent, occupancy and related costs as a percent of store net revenue decreased to 9.5% for the quarter ended April 16, 2000 from 10.1% for the prior comparable quarter. The decrease reflected leverage gained by increased average net weekly per store sales.

     Marketing expenses as a percent of store net revenue increased to 4.2% for the quarter ended April 16, 2000 from 3.0% for the prior comparable quarter. The increase was the result of a decision to increase marketing spending in fiscal 2000.

     As a result of the factors described above, store margins before depreciation and amortization as a percent of store net revenue remained relatively constant at 13.7% for the quarter ended April 16, 2000 compared to 13.9% for the prior comparable quarter.

     Depreciation and amortization as a percent of store net revenue remained relatively constant at 3.1% for the quarter ended April 16, 2000 compared to 2.9% for the prior comparable quarter.

     Non-Store Salaries, Benefits, General and Administrative. Non-store salaries, benefits, general and administrative expenses as a percent of total revenue remained relatively constant at 9.2% for the quarter ended April 16, 2000 compared to 9.4% for the prior comparable quarter. The net change reflects the payment of retention bonus compensation of $1.2 million and a one-time charge of $0.4 million related to commissary closures in the first quarter of 2000, offset by a one-time charge of $1.1 million related to store closures in the first quarter of 1999.

     Reorganization Expenses. The Company incurred reorganization expenses of $2.6 million for the quarter ended April 16, 2000; there were no reorganization charges in the prior comparable quarter. Such expenses consist primarily of professional fees paid to representatives of the Company and professional fees incurred by the Company's bank lenders, the holders of the Company's convertible subordinated debt and the members of Bagel Funding, which were paid by the Company, including $1.3 million of which had been incurred in fiscal 1999 and had previously been capitalized in anticipation of the issuance of securities by the Company in a restructuring transaction.

     Non-Store Depreciation and Amortization. Non-store depreciation and amortization (excluding goodwill amortization) as a percent of total revenue increased to 1.2% for the quarter ended April 16, 2000 from 1.1% for the prior comparable quarter. The increase reflects the capitalization of certain expenditures related to the development of a business infrastructure independent of Boston Chicken, Inc. Goodwill amortization as a percent of total revenue remained constant at 3.0% for the quarter and for the prior comparable quarter.

     Other Expense. The Company incurred other expense of $3.9 million for the quarter ended April 16, 2000 compared to other expense of $3.7 million for the prior comparable quarter. The increase was due to the increase in interest expense related to a higher average amount of bank facility debt in the first quarter of 2000.

     Minority Interest. The minority interest in losses of Bagel Partners was $0.7 million for the quarter ended April 16, 2000 compared to $0.9 million for the quarter ended April 18, 1999.

     Income Taxes. The Company had a $30,000 income tax expense in the first quarter of 2000, consisting of state and local taxes.


Liquidity and Capital Resources

     The Company's primary sources of capital in 1999 and the first quarter of 2000 were from internally generated cash from operations and borrowings under the Company's revolving credit facility. Cash provided by operations for the quarter ended April 16, 2000 was $3.0 million compared to $3.8 million for the quarter ended April 18,

1999. The decrease in cash from operations was primarily the result of reorganization expenses in an amount in excess of increases in store cash flow.

     The Company is a party to a debtor-in-possession financing agreement, providing for borrowings in the form of a revolving loan of up to $36.0 million (the "DIP Facility"). Of such amount, $26.0 million replaces the Company's pre-petition revolving credit facility in its entirety and $10.0 million provides additional funding for the Company's operating expenses, including employee salaries and benefits, payments to vendors, interest and certain other payments under the DIP Facility, professional fees and permitted capital expenditures. Under the terms of the DIP Facility, the revolving loan is available to the Company until the earliest of (i) December 31, 2000, (ii) the date on which a plan of reorganization becomes effective, or (iii) the stated date on which the Company's exit financing commitment expires by its terms, as such date may be extended from time to time. Draws made under the DIP Facility bear interest at a rate equal to Bank of America, N.A.'s reference rate plus 1.00% (10.00% at April 16, 2000). The Company is required to pay an unused line fee of 0.5%. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries. The DIP Facility contains financial covenants requiring the maintenance of minimum cumulative EBITDA (as defined in the DIP Facility), weekly per store average ("WPSA") revenues and limiting capital expenditures, as well as negative covenants limiting additional indebtedness, liens and sales of assets, and prohibiting dividend payments.

     Cash provided by financing activities was $2.3 million for the quarter ended April 16, 2000, resulting from the net borrowings and repayments under the Company's credit facility. Borrowings and repayments for the quarter ended April 16, 2000 exceeded those for the prior comparable quarter because the Company's credit agreement was amended in the current quarter to require daily repayment of funds and reborrowing on a gross basis, rather than on a net basis, as previously permitted.

     The Company's primary uses of capital in 2000, other than providing working capital for normal operating expenses, are expected to consist primarily of payment of professional fees in connection with the Company's capital restructuring project and the Chapter 11 cases, expenditures related to the development of business infrastructure and systems, including the acquisition of hardware, software licenses, and implementation services for enterprise and store systems, expenditures related to refurbishing existing stores, expenditures related to the completion of work on the Company's support center, and payment of interest and fees under the DIP Facility.

     The Company's primary sources of capital in 2000 are expected to consist primarily of internally generated cash from operations and borrowings under the DIP Facility. In the event a plan of reorganization is confirmed and the Company and Bagel Partners emerge from Chapter 11 on or before October 31, 2000, the Company expects to enter into a $60 million secured credit facility with Paribas, pursuant to the financing commitment it has received from Paribas. See
Note 6 of Notes to the Company's Consolidated Financial Statements. However, the confirmation of a plan and the emergence of the Company and Bagel Partners are subject to significant risks and uncertainties, and Paribas' commitment is subject to a number of conditions. See "Special Note Regarding Forward-Looking Statements" on page 10.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments.

     As of April 16, 2000, $38.9 million of floating-rate debt was exposed to changes in interest rates compared to $36.6 million at December 26, 1999. This exposure was primarily linked to the prime lending rate. A hypothetical 10% change in the prime lending rate would not have had a material effect on the Company's annual results of operations.

     As of April 16, 2000 and December 26, 1999, the Company also had $125.0 million of fixed-rate convertible subordinated debentures due 2004. A hypothetical 10% change in interest rates on this debt would affect the market value of these financial instruments.

PART II.       OTHER INFORMATION

Item 1.   Legal Proceedings

     The information set forth under Note 2 of the Company's Notes to Consolidated Financial Statements contained in Part I of this Form 10-Q is incorporated herein by reference thereto.


Item 6.   Exhibits and Reports on Form 8-K and Form 8-K/A

          A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

          B. Reports on Form 8-K: During the quarter ended April 16, 2000, the Company filed two current reports on Form 8-K, one dated March 7, 2000 and one dated April 7, 2000. The report dated March 7, 2000 disclosed under Item 5 that the Company had been delisted from the Nasdaq SmallCap Market. The report dated April 7, 2000 disclosed in Item 5 that the Company had received a notice from representatives of Bagel Store Development Funding, L.L.C. ("Bagel Funding") requesting on behalf of Bagel Funding that Einstein/Noah Bagel Partners, L.P. ("Bagel Partners") seek to terminate certain rights and obligations under outstanding franchise and license agreements between Bagel Partners and the Company.

          C. Reports on Form 8-K/A: During the quarter ended April 16, 2000, the Company filed a current report on Form 8-K/A dated March 8, 2000 to correct a typographical error on the cover sheet of the Form 8-K dated March 7, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EINSTEIN/NOAH BAGEL CORP.




Date:  May 30, 2000                            /s/ Robert M. Hartnett
                                   --------------------------------------------
                                                   Robert M. Hartnett
                                                 Chairman of the Board,
                                        Chief Executive Officer and President




Date:  May 30, 2000                            /s/ Paula E. Manley
                                   --------------------------------------------
                                                   Paula E. Manley
                                             Chief Financial Officer

                                 EXHIBIT INDEX

10.1 Amendment dated as of March 1, 2000 to Severance Agreement between the Company and Paul Murphy.

10.2 Amendment dated as of March 1, 2000 to Severance Agreement between the Company and Paula E. Manley.

10.3 Amendment dated as of March 1, 2000 to Severance Agreement between the Company and Gail Lozoff.

10.4 Amendment dated as of March 1, 2000 to Severance Agreement between the Company and Paul Strasen.

27     Financial Data Schedule.