Form 10-Q
period 2000-07-09
EINSTEIN NOAH BAGEL CORP
filed 2000-08-23
CIK 1007184

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 9, 2000

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

                                (303) 568-8000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X     No  _____
                            -------

Number of shares of common stock, $.01 par value per share, outstanding as of August 21, 2000: 34,083,681 (includes 813,146 shares of common stock held by a subsidiary of the Company).

                           EINSTEIN/NOAH BAGEL CORP.

                                     INDEX

                                                                                              Page No.
                                                                                              -------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of December 26, 1999 and
                 July 9, 2000................................................................     3

                 Consolidated Statements of Operations for the quarter and two quarters
                 ended July 11, 1999 and July 9, 2000........................................     4

                 Consolidated Statements of Cash Flows for the two quarters
                 ended July 11, 1999 and July 9, 2000........................................     5

                 Notes to Consolidated Financial Statements..................................     6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................................    15

         Item 3. Quantitative and Qualitative Disclosures About Market Risk..................    20

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings...........................................................    21

         Item 6. Exhibits and Reports on Form 8-K............................................    21

         Signature Page......................................................................    22

         Exhibit Index.......................................................................    23

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                      December 26,        July 9,
                                                                         1999              2000
                                                                      ------------      -----------
                                                                                        (unaudited)
ASSETS
------
Current Assets:
  Cash and cash equivalents........................................   $   2,708         $   1,316
  Restricted deposits..............................................           -               270
  Accounts receivable, net.........................................       1,289             1,170
  Inventories......................................................       9,456             7,594
  Prepaid expenses and other current assets........................       1,327             1,508
                                                                      ---------         ---------
     Total current assets..........................................      14,780            11,858

Property and Equipment, net........................................     123,736           122,373
Goodwill, net......................................................     211,848           205,595
Trademarks, net....................................................       2,052             2,039
Recipes, net.......................................................       2,358             2,189
Other Assets, net..................................................       6,486             3,942
                                                                      ---------         ---------
     Total assets..................................................   $ 361,260         $ 347,996
                                                                      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities Not Subject to Compromise:
  Current Liabilities:
     Accounts payable..............................................   $  15,344         $   8,552
     Accrued expenses..............................................      20,699            24,464
     Revolving credit facility.....................................      18,600                 -
     Senior term loan..............................................      18,000                 -
     Convertible subordinated debentures...........................     125,000                 -
                                                                      ---------         ---------
       Total current liabilities...................................     197,643            33,016
  Debtor-in-Possession Financing...................................           -            23,717
  Other Noncurrent Liabilities.....................................      15,798            13,034
                                                                      ---------         ---------
       Total liabilities not subject to compromise.................     213,441            69,767

Liabilities Subject to Compromise..................................           -           151,757
Minority Interest..................................................      32,844            30,337

Stockholders' Equity:
  Preferred Stock - $.01 par value; 20,000,000 shares authorized;
     no shares issued and outstanding..............................           -                 -
  Common Stock - $.01 par value; 200,000,000 shares authorized;
     34,083,681 shares issued in December 1999 and July 2000.......         341               341
  Additional paid-in capital.......................................     377,616           377,616
  Treasury stock, at cost (813,146 shares at
     December 1999 and July 2000)..................................      (5,261)           (5,261)
  Accumulated deficit..............................................    (257,721)         (276,561)
                                                                      ---------         ---------
     Total stockholders' equity....................................     114,975            96,135
                                                                      ---------         ---------
     Total liabilities and stockholders' equity....................   $ 361,260         $ 347,996
                                                                      =========         =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                             Quarter Ended          Two Quarters Ended
                                                          -------------------      --------------------
                                                          July 11,    July 9,      July 11,    July 9,
                                                           1999        2000          1999       2000
                                                          -------    --------      --------   --------
Revenue:
  Store revenue........................................   $87,296    $84,149       $199,649   $202,472

Costs and Expenses:
  Store:
     Cost of products sold.............................    28,523     27,168         66,008     66,061
     Salaries and benefits.............................    27,356     25,481         62,750     62,219
     Other controllable costs..........................     6,753      7,185         15,940     17,523
     Rent, occupancy and related costs.................     8,214      7,267         19,564     18,489
     Marketing expenses................................     2,218      3,552          5,589      8,524
     Depreciation and amortization.....................     2,400      2,807          5,693      6,460
                                                          -------    -------       --------   --------
       Total store costs and expenses..................    75,464     73,460        175,544    179,276
  Non-Store:
     Salaries, benefits, general and
       administrative..................................     8,215      6,696         18,778     17,629
     Pre-petition reorganization expenses..............         -          -              -      2,641
     Depreciation and amortization
       (excluding goodwill amortization)...............       917      1,659          2,146      3,138
     Goodwill amortization.............................     2,731      2,689          6,146      6,253
                                                          -------    -------       --------   --------
       Total non-store costs and expenses..............    11,863     11,044         27,070     29,661
                                                          -------    -------       --------   --------
       Total costs and expenses........................    87,327     84,504        202,614    208,937
                                                          -------    -------       --------   --------

Loss from Operations...................................       (31)      (355)        (2,965)    (6,465)
 Other Income (Expense):
  Interest expense (contractual interest $3,147 for
     quarter ended July 9, 2000 and $7,082 for two
     quarters ended July 9, 2000)......................    (2,689)    (1,385)        (6,360)    (5,320)
  Other................................................        16         11            (15)        29
                                                          -------    -------       --------   --------
     Total other income (expense)......................    (2,673)    (1,374)        (6,375)    (5,291)
                                                          -------    -------       --------   --------

Loss before Reorganization Items,
  Income Taxes and Minority Interest...................    (2,704)    (1,729)        (9,340)   (11,756)
Reorganization Items:
  Provision for loss on disposal of assets.............         -     (3,831)             -     (3,831)
  Provision for rejected executory contracts...........         -     (2,918)             -     (2,918)
  Professional fees....................................         -     (2,812)             -     (2,812)
                                                          -------    -------       --------   --------
     Total reorganization items........................         -     (9,561)             -     (9,561)
                                                          -------    -------       --------   --------

Loss before Income Taxes and Minority Interest.........    (2,704)   (11,290)        (9,340)   (21,317)
Provision for Income Taxes.............................         -          -              -         30
Minority Interest in Income (Loss) of Subsidiary.......        29     (1,781)          (905)    (2,507)
                                                          -------    -------       --------   --------
Net Loss...............................................   $(2,733)   $(9,509)      $ (8,435)  $(18,840)
                                                          =======    =======       ========   ========

Basic Loss per Share...................................   $ (0.08)   $ (0.29)      $  (0.25)  $  (0.57)
                                                          =======    =======       ========   ========
Diluted Loss per Share.................................   $ (0.08)   $ (0.29)      $  (0.25)  $  (0.57)
                                                          =======    =======       ========   ========
Weighted Average Number of Common Shares Outstanding:
     Basic.............................................    33,271     33,271         33,271     33,271
                                                          =======    =======       ========   ========
     Diluted...........................................    33,271     33,271         33,271     33,271
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

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                        Two Quarters Ended
                                                                       ---------------------
                                                                        July 11,     July 9,
                                                                          1999        2000
                                                                       ----------  ---------
Cash Flows from Operating Activities:
 Net loss............................................................  $ (8,435)  $ (18,840)
 Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Depreciation and amortization......................................    13,985      15,851
  Minority interest..................................................      (905)     (2,507)
  Provision for write-down of assets.................................       353       1,280
  Loss on disposal of assets.........................................         -         576
  Changes in assets and liabilities:
   Accounts receivable...............................................       377         119
   Accounts payable and accrued expenses.............................      (629)      4,910
   Other assets and liabilities......................................       578       1,519
                                                                       --------   ---------
    Net cash provided by operating activities........................     5,324       2,908
                                                                       --------   ---------

Cash Flows from Investing Activities:
 Purchase of property and equipment..................................    (6,055)     (7,883)
 Purchase of other assets............................................       (59)        (34)
                                                                       --------   ---------
  Net cash used in investing activities..............................    (6,114)     (7,917)
                                                                       --------   ---------

Cash Flows from Financing Activities:
 Borrowings under credit facility....................................    86,275      86,140
 Repayments under credit facility....................................   (84,925)   (106,240)
 Borrowings under debtor-in-possession facility......................         -      48,068
 Repayments under debtor-in-possession facility......................         -     (24,351)
                                                                       --------   ---------
  Net cash provided by financing activities..........................     1,350       3,617
                                                                       --------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents.................       560      (1,392)
Cash and Cash Equivalents, beginning of period.......................     3,766       2,708
                                                                       --------   ---------
Cash and Cash Equivalents, end of period.............................  $  4,326   $   1,316
                                                                       ========   =========

Operating Cash Receipts and Payments Resulting from Reorganization:
 Professional fees paid..............................................  $      -   $  (2,812)
                                                                       ========   =========
 Net payments made related to closed stores..........................  $      -   $  (2,021)
                                                                       ========   =========
 Net proceeds from sale of store leases..............................  $      -   $      30
                                                                       ========   =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The consolidated interim financial statements have been prepared by Einstein/Noah Bagel Corp. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of July 9, 2000 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 26, 1999. The consolidated results of operations for the quarter and two quarters ended July 9, 2000 are not necessarily indicative of the results expected for the full year.

   Certain amounts set forth in the accompanying financial statements for the quarter and two quarters ended July 11, 1999 have been reclassified to conform to the presentation for the current fiscal quarter.

2. Petitions for Reorganization Under Chapter 11

   On April 27, 2000, the Company and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. ("Bagel Partners"), filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the District of Arizona in Phoenix. Effective upon such filings, the Company and Bagel Partners are operating their businesses as debtors-in-possession, subject to the jurisdiction of the bankruptcy court. The Chapter 11 cases are being jointly administered for procedural purposes by the bankruptcy court under Case No. 00-04447-ECF-CGC. Einstein/Noah Bagel Partners, Inc., a wholly-owned subsidiary of the Company and the general partner of Bagel Partners, is not included in the Chapter 11 filings.

   On April 27, 2000, the Company and Bagel Partners also filed with the bankruptcy court a proposed joint plan of reorganization, and on August 11, 2000, the Company and Bagel Partners filed their first amended joint plan of reorganization. Under the terms of the amended plan, Bagel Partners would be merged into the Company, and general unsecured creditors of the Company (primarily the holders of the Company's $125.0 million 7 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures")) would receive approximately 89 percent of the common stock of the reorganized Company and the minority equity holders in Bagel Partners (primarily Bagel Store Development Funding, L.L.C. ("Bagel Funding")) would receive approximately 11 percent of the common stock of the reorganized Company. Holders of the Company's common stock would not receive any distribution under the amended plan and such shares would be cancelled. The bankruptcy court approved the disclosure statement pertaining to the amended plan on July 28, 2000, and the disclosure statement was mailed on August 14, 2000. The bankruptcy court has scheduled September 19, 2000 as the date for the hearing on confirmation of the plan.

   As debtors-in-possession, the Company and Bagel Partners are authorized to operate their businesses, but may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the bankruptcy court. An official committee of unsecured creditors, currently consisting of HSBC Bank USA (indenture trustee for the Debentures), Loomis, Sayles & Company, L.P., Kayne Anderson, Lonestar Partners, L.P. and Lampe, Conway & Co., L.L.C., was originally formed by the U.S. Trustee on May 9, 2000 (the "Creditors Committee").

   As of the petition date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company or Bagel Partners. In addition, the Company and Bagel Partners may reject executory contracts and unexpired leases, and parties affected by these rejections may file claims with the bankruptcy court in accordance with procedures set by the bankruptcy court and the Bankruptcy Code. On April 28, 2000, the bankruptcy court approved the Company's payment of pre-petition employee compensation, benefits and reimbursements and withholding taxes, and the continued payment of these items. The bankruptcy court also approved the timely payment, without interruption, of all pre-petition trade payables incurred in the ordinary course of business, including vendor bills submitted prior to the filing, provided that the vendors continued to offer the

Company and Bagel Partners credit terms that were the same or better than those offered pre-petition. To date, all pre-petition vendors are providing credit on these terms.

   On May 22, 2000, the bankruptcy court gave final approval to the Company's debtor-in-possession financing agreement providing for borrowings of up to $36.0 million, $26.0 million of which replaces the Company's pre-petition revolving credit facility in its entirety and $10.0 million of which provides additional financing to pay, among other things, employee salaries and benefits, vendors, interest and certain other payments on senior secured debt, professional fees and permitted capital expenditures. See Note 4.

   On July 27, 2000, the bankruptcy court approved the Company's assumption of its contract with Marriott Distribution Services, Inc.

   On July 28, 2000, the bankruptcy court approved (a) the Company's employment contract with Robert M. Hartnett, the Company's chairman, chief executive officer and president, (b) the Company's severance agreements with certain of its officers, providing certain severance benefits in the event of termination of employment following a change in control of the Company, and (c) the Company's amended and restated employee retention program.

   As permitted under the Bankruptcy Code and approved by the bankruptcy court, the Company and Bagel Partners have elected to reject certain real estate leases. The Company and Bagel Partners have not yet completed their review of all of their pre-petition contracts and leases for assumption or rejection. The Company and Bagel Partners will continue their analysis, and may assume or reject additional leases and other executory contracts. For the two quarters ended July 9, 2000, the Company and Bagel Partners have recorded a charge to income of $2.9 million for rejected leases and executory contracts.

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

   All costs and expenses associated with the Company's balance sheet restructuring efforts incurred prior to the petition filing date have been reflected as pre-petition reorganization expenses. Such expenses consisted principally of professional fees paid to representatives of the Company and Bagel Partners, and professional fees incurred by the Company's lenders, the holders of the Debentures and the members of Bagel Funding which were paid by the Company. Of such expenses, $1.3 million had been incurred in fiscal 1999 and had previously been capitalized in anticipation of the issuance of securities by the Company in a restructuring transaction.

   All costs and expenses incurred in connection with the Company's reorganization since the petition filing date through July 9, 2000 have been reflected as reorganization items in the accompanying consolidated statements of operations. Through such date, the reorganization items consisted primarily of a provision of $3.8 million for loss on disposal of assets, a provision of $2.9 million for rejected leases and executory contracts, and charges of $2.8 million for professional fees paid to representatives of the Company and Bagel Partners, and professional fees incurred by the Company's lenders and the Creditors Committee which were paid by the Company.

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

4. Debtor-in-Possession Financing

   On May 22, 2000, the bankruptcy court gave final approval of the Company's debtor-in-possession financing agreement, providing for borrowings of up to $36.0 million (the "DIP Facility"). Of such amount, $26.0 million replaces the Company's pre-petition revolving credit facility in its entirety and $10.0 million provides additional funding for the Company's and Bagel Partner's operating expenses, including employee salaries and benefits, payments to vendors, interest and certain other payments under the DIP Facility, professional fees and permitted capital expenditures. Under the terms of the DIP Facility, the revolving funds are available until the earliest of (i) December 31, 2000, (ii) the date on which a plan of reorganization becomes effective, or (iii) the stated date on which the Company's exit financing commitment expires by its terms, as such date may be extended from time to time. Draws made under the DIP Facility bear interest at a rate equal to Bank of America, N.A.'s reference rate plus 1.00% (10.5% at July 9, 2000). The Company is required to pay an unused line fee of 0.5%. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries, including Bagel Partners. The DIP Facility contains financial covenants requiring the maintenance of minimum cumulative EBITDA (as defined in the DIP Facility), weekly per store average ("WPSA") revenues and limiting capital expenditures, as well as negative covenants limiting additional indebtedness, liens and sales of assets, and prohibiting dividend payments.

5. Exit Financing Commitment

   On April 25, 2000, the Company received from BNP Paribas ("Paribas") a commitment for a $60.0 million secured credit facility to be made available upon the Company's and Bagel Partners' emergence from Chapter 11. The facility includes a $15.0 million revolving line of credit maturing five years from closing, a $25.0 million amortizing term loan which will have a final maturity four years after closing and a $20.0 million amortizing term loan which will have a final maturity five years after closing. Proceeds of the facility would be used to repay existing indebtedness to the Company's debtor-in-possession and pre-petition lenders, to fund capital expenditures, and for working capital and general corporate purposes. The facility would bear interest at rates ranging from 1.5% to 2.5% over Paribas' base rate (or corresponding margins over LIBOR), determined based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Paribas' commitment is subject to the satisfaction, on or before October 31, 2000, of certain conditions, including the confirmation of a plan of reorganization, the conversion of both the Debentures and the minority equity interest in Bagel Partners into common stock of the reorganized Company, the continuity of the Company's existing management team and the satisfaction of certain financial covenants. Paribas' commitment was approved by the bankruptcy court on May 22, 2000.

6. Commitments and Contingencies

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

   Bagel Funding has invested a total of approximately $89.6 million, representing an equity interest of approximately 22%, in Bagel Partners. The Company is the manager of Bagel Funding. Bagel Funding has the right (the "Put Right") to require Bagel Partners or the Company (at Bagel Partners' election) to redeem Bagel Funding's equity interest in Bagel Partners at a pre-determined formula price based on store level cash flow of Bagel Partners in the event that, at any time after December 5, 1999 and prior to June 5, 2001, the Company does not consent to a public offering of such equity interests or the termination of certain rights and obligations under franchise and license agreements between the Company and Bagel Partners ("License Termination"). The formula price is determined by multiplying Bagel Funding's percentage interest in Bagel Partners by an enterprise valuation of Bagel Partners. Such enterprise valuation is equal to Bagel Partner's income from operations before general and administrative expenses, depreciation and amortization but after franchise royalties and marketing expenses (determined by annualizing the highest of the two fiscal quarters prior to the quarter in which the right is exercised), multiplied by 6.5, less the amount of any outstanding indebtedness of Bagel Partners plus the amount of any cash balances of Bagel Partners. The formula price, if determined using annualized results of the highest of the two fiscal quarters ending July 9, 2000, would be equal to approximately $49.6 million.
The Company or Bagel Partners may pay the purchase price for such equity interests in cash, shares of the Company's common stock (value based on the average closing sales price per share for the 20 trading days ending with the second business day prior to the date such shares are delivered) or a combination thereof.

   On March 28, 2000, Bagel Partners received a notice from representatives of Bagel Funding requesting on behalf of Bagel Funding that Bagel Partners seek the License Termination, pursuant to the applicable provisions of the partnership agreement governing Bagel Partners. Such termination requires the consent of the Company. By notice dated March 29, 2000, Bagel Partners, through its general partner, Einstein/Noah Bagel Partners, Inc., requested that the Company consent to the License Termination. Under the Bagel Partners partnership agreement, the Company has a period of 120 days to respond to such request. The Company has not consented to the License Termination.

   On March 30, 2000, Bagel Partners received a letter from a representative of Bagel Funding stating that it was Bagel Funding's position that the Company had already rejected the request for License Termination. The letter further stated that Bagel Funding had determined to exercise its right to require Bagel Partners to purchase Bagel Funding's interest in Bagel Partners and that Bagel Funding demanded immediate cash payment of the purchase price for such interest.

   On May 10, 2000, the Company and Bagel Partners filed a motion in the bankruptcy court in which they asked the court to determine that the joint plan of reorganization filed by them properly classifies the interest of Bagel Funding as an equity interest in Bagel Partners. The Creditors Committee also has filed a motion seeking to characterize Bagel Funding's rights as an equity interest or to subordinate any claims Bagel Funding may have.

   On August 7, 2000, the bankruptcy court issued a ruling with respect to the Put Right. Specifically, the court held as to Bagel Partners that the Put Right is an equity interest in, and not a debt claim against, Bagel Partners. The court reserved for determination at the hearing on confirmation of the plan the issue of what value, if any, should be ascribed to the Put Right and whether the Put Right entitles Bagel Funding to a larger distribution than that provided for in the plan.

   As to the Company, the bankruptcy court concluded that the Put Right does not create an enforceable right to payment in favor of Bagel Funding against the Company. Accordingly, the bankruptcy court found that any rights that Bagel Funding may have against the Company are not claims against, but equity interests in, the Company. The bankruptcy court further noted that even if Bagel Funding held a claim against the Company based on the Put Right, such claim would be subordinated to other claims in the Company's bankruptcy, including those of the holders of the Debentures, pursuant to the Bankruptcy Code.

   Bagel Funding has filed a notice of appeal of the bankruptcy court's ruling.

   The Company has become subject to various lawsuits, claims and other legal matters in the course of conducting its business. The Company does not believe that any such matters of which it is aware are material to the Company individually or in the aggregate, but matters may arise which could adversely affect the Company or its business operations.

7. Liabilities Subject to Compromise

   Certain claims against the Company and Bagel Partners in existence prior to the filing of the petitions for relief under Chapter 11 of the Bankruptcy Code are stayed while the Company and Bagel Partners are operating their businesses as debtors-in-possession. These pre-petition claims are reflected in the July
9, 2000 balance sheet as "liabilities subject to compromise."    Liabilities
subject to compromise consist of the following (in thousands):


     Convertible Subordinated Debentures, 7 1/4%                     $125,000
     Senior Term Loan                                                  16,500
     Accrued Interest, Convertible Subordinated Debentures, 7 1/4%      3,751
     Provision for Rejected Executory Contracts                         2,784
     Other Miscellaneous Claims                                         3,722
                                                                      --------
                                                                      $151,757
                                                                      ========

   Additional liabilities subject to compromise may arise subsequent to the petition filing date resulting from rejection of executory contracts, including leases, and from the determination by the bankruptcy court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

   Contractual interest on the Debentures for the quarter and two quarters ended July 9, 2000, was $2.0 million and $4.9 million, respectively. Reported interest on the Debentures for the quarter and two quarters ended July 9, 2000 was $0.3 million and $3.1 million, respectively, which reflects the Company's decision to cease accruing interest on the Debentures as of the petition filing date.

8. Restricted Deposits

   At July 9, 2000, the Company and its subsidiaries held $270,000 in restricted deposits, consisting of deposits received from bidders on real estate leases and related equipment of closed stores. Deposits of successful bidders will become available for unrestricted use upon consummation of the sales, and at such time deposits of unsuccessful bidders will be required to be returned.

9. Condensed Combined Financial Statements of the Company and Bagel Partners

   Set forth below are condensed combined financial statements of the Company and Bagel Partners for the quarter and two quarters ended July 9, 2000. Such financial statements present the financial position and results of operations of the Company and Bagel Partners separately from the financial position and results of operations of Einstein/Noah Bagel Partners, Inc., which is not in reorganization. The financial position and results of operations of the Company and Bagel Partners are shown on a combined basis under the caption entitled "Entities in Reorganization - ENBC & ENBP, L.P." The financial position and results of operations of Einstein/Noah Bagel Partners, Inc. are shown separately under the caption entitled "Entity Not in Reorganization - ENBP, Inc." Eliminations in consolidation are shown under the caption entitled "Eliminations."


                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                       CONDENSED COMBINED BALANCE SHEETS
                              AS OF JULY 9, 2000
                                (in thousands)
                                  (unaudited)

                                                       Entities In
                                                     Reorganization    Entity Not In
                                                     --------------
                                                         ENBC &       Reorganization                      ENBC
                                                                      ---------------
                                                        ENBP, LP        ENBP, Inc.     Eliminations   Consolidated
                                                        --------        ----------     ------------   ------------
ASSETS
------
Current Assets:
  Cash and cash equivalents.........................   $   1,316        $        -     $          -   $      1,316
  Restricted deposits...............................         160               110                -            270
  Accounts receivable, net..........................       1,352                 -             (182)         1,170
  Due (to)/from affiliates..........................     (19,723)           19,723                -              -
  Inventories.......................................       7,594                 -                -          7,594
  Prepaid expenses and other current assets.........       1,308               200                -          1,508
                                                       ---------        ----------     ------------   ------------
     Total current assets...........................      (7,993)           20,033             (182)        11,858

Investments in Subsidiaries/Parent..................     363,035             1,826         (364,861)             -
Note Receivable from Subsidiary.....................      22,560                 -          (22,560)             -
Property and Equipment, net.........................      99,967             9,119           13,287        122,373
Goodwill, net.......................................     155,349                 -           50,246        205,595
Other Noncurrent Assets, net........................      11,555                 -           (3,385)         8,170
                                                       ---------        ----------     ------------   ------------
     Total assets...................................   $ 644,473        $   30,978     $   (327,455)  $    347,996
                                                       =========        ==========     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities Not Subject to Compromise:
  Current Liabilities:
     Accounts payable...............................   $   8,552        $        -     $          -   $      8,552
     Accrued expenses...............................      24,536               110             (182)        24,464
                                                       ---------        ----------     ------------   ------------
       Total current liabilities....................      33,088               110             (182)        33,016
  Debtor-in-Possession Financing....................      23,717                 -                -         23,717
  Note Payable to Parent............................      22,560                 -          (22,560)             -
  Other Noncurrent Liabilities......................      20,584                 -           (7,550)        13,034
                                                       ---------        ----------     ------------   ------------
       Total liabilities not subject to compromise..      99,949               110          (30,292)        69,767

Liabilities Subject to Compromise...................     151,757                 -                -        151,757
Minority Interest...................................           -                 -           30,337         30,337

Total Stockholders' Equity..........................     392,767            30,868         (327,500)        96,135
                                                       ---------        ----------     ------------   ------------

     Total liabilities and stockholders' equity.....   $ 644,473        $   30,978     $   (327,455)  $    347,996
                                                       =========        ==========     ============   ============

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                      FOR THE QUARTER ENDED JULY 9, 2000
                                (in thousands)
                                  (unaudited)

                                                             Entities In
                                                           Reorganization   Entity Not In
                                                           --------------
                                                               ENBC &       Reorganization                     ENBC
                                                                            --------------
                                                              ENBP, LP        ENBP, Inc.    Eliminations   Consolidated
                                                              --------        ----------    ------------   ------------
Revenue:
  Store revenue..........................................    $   84,149       $        -    $          -   $     84,149
  Royalties and franchise-related fees...................         4,368              895          (5,263)             -
                                                             ----------       ----------    ------------   ------------
     Total revenue.......................................        88,517              895          (5,263)        84,149

Costs and Expenses:
  Store:
     Cost of products sold...............................        27,168                -               -         27,168
     Salaries and benefits...............................        25,481                -               -         25,481
     Other controllable costs............................         7,185                -               -          7,185
     Rent, occupancy and related costs...................        11,930                -          (4,663)         7,267
     Marketing expenses..................................         3,552                -               -          3,552
     Depreciation and amortization.......................         2,423                -             384          2,807
                                                             ----------       ----------    ------------   ------------
       Total store costs and expenses....................        77,739                -          (4,279)        73,460
  Non-Store:
     Salaries, benefits, general and
       administrative....................................         6,804                -            (108)         6,696
     Depreciation and amortization
       (excluding goodwill amortization).................         1,708                -             (49)         1,659
     Goodwill amortization...............................         1,956                -             733          2,689
                                                             ----------       ----------    ------------   ------------
       Total non-store costs and expenses................        10,468                -             576         11,044
                                                             ----------       ----------    ------------   ------------
       Total costs and expenses..........................        88,207                -          (3,703)        84,504
                                                             ----------       ----------    ------------   ------------

Income (Loss) from Operations............................           310              895          (1,560)          (355)

Total Other Income (Expense).............................        (1,867)               -             493         (1,374)
                                                             ----------       ----------    ------------   ------------

Income (Loss) before Reorganization Items,
  Income Taxes and Minority Interest.....................        (1,557)             895          (1,067)        (1,729)
Reorganization Items:
  Provision for gain (loss) on disposal of assets........        (5,080)               -           1,249         (3,831)
  Provision for rejected executory contracts.............        (2,918)               -               -         (2,918)
  Professional fees......................................        (2,812)               -               -         (2,812)
                                                             ----------       ----------    ------------   ------------
     Total reorganization items..........................       (10,810)               -           1,249         (9,561)
                                                             ----------       ----------    ------------   ------------

Income (Loss) before Income Taxes and Minority Interest..       (12,367)             895             182        (11,290)
Provision for Income Taxes...............................             -                -               -              -
Minority Interest in Loss of Subsidiary..................             -                -          (1,781)        (1,781)
                                                             ----------       ----------    ------------   ------------
Net Income (Loss)........................................    $  (12,367)      $      895    $      1,963   $     (9,509)
                                                             ==========       ==========    ============   ============

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                    FOR THE TWO QUARTERS ENDED JULY 9, 2000
                                (in thousands)
                                  (unaudited)

                                                             Entities In
                                                           Reorganization   Entity Not In
                                                           --------------
                                                               ENBC &       Reorganization                     ENBC
                                                                            --------------
                                                              ENBP, LP        ENBP, Inc.    Eliminations   Consolidated
                                                              --------        ----------    ------------   ------------
Revenue:
  Store revenue..........................................    $  202,472       $        -    $          -   $    202,472
  Royalties and franchise-related fees...................         9,921            2,271         (12,192)             -
                                                             ----------       ----------    ------------   ------------
     Total revenue.......................................       212,393            2,271         (12,192)       202,472

Costs and Expenses:
  Store:
     Cost of products sold...............................        66,061                -               -         66,061
     Salaries and benefits...............................        62,219                -               -         62,219
     Other controllable costs............................        17,523                -               -         17,523
     Rent, occupancy and related costs...................        29,693                -         (11,204)        18,489
     Marketing expenses..................................         8,524                -               -          8,524
     Depreciation and amortization.......................         5,626                -             834          6,460
                                                             ----------       ----------    ------------   ------------
       Total store costs and expenses....................       189,646                -         (10,370)       179,276
  Non-Store:
     Salaries, benefits, general and
       administrative....................................        17,905                -            (276)        17,629
     Pre-petition reorganization expenses................         2,641                -               -          2,641
     Depreciation and amortization
       (excluding goodwill amortization).................         3,229                -             (91)         3,138
     Goodwill amortization...............................         4,563                -           1,690          6,253
                                                             ----------       ----------    ------------   ------------
       Total non-store costs and expenses................        28,338                -           1,323         29,661
                                                             ----------       ----------    ------------   ------------
       Total costs and expenses..........................       217,984                -          (9,047)       208,937
                                                             ----------       ----------    ------------   ------------

Income (Loss) from Operations............................        (5,591)           2,271          (3,145)        (6,465)

Total Other Income (Expense).............................        (5,958)               -             667         (5,291)
                                                             ----------       ----------    ------------   ------------

Income (Loss) before Reorganization Items,
  Income Taxes and Minority Interest.....................       (11,549)           2,271          (2,478)       (11,756)
Reorganization Items:
  Provision for gain (loss) on disposal of assets........        (5,080)               -           1,249         (3,831)
  Provision for rejected executory contracts.............        (2,918)               -               -         (2,918)
  Professional fees......................................        (2,812)               -               -         (2,812)
                                                             ----------       ----------    ------------   ------------
     Total reorganization items..........................       (10,810)               -           1,249         (9,561)
                                                             ----------       ----------    ------------   ------------

Income (Loss) before Income Taxes and Minority Interest..       (22,359)           2,271          (1,229)       (21,317)
Provision for Income Taxes...............................            30                -               -             30
Minority Interest in Loss of Subsidiary..................             -                -          (2,507)        (2,507)
                                                             ----------       ----------    ------------   ------------
Net Income (Loss)........................................    $  (22,389)      $    2,271    $      1,278   $    (18,840)
                                                             ==========       ==========    ============   ============

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                    FOR THE TWO QUARTERS ENDED JULY 9, 2000
                                (in thousands)
                                  (unaudited)

                                                          Entities In
                                                        Reorganization    Entity Not In
                                                        --------------
                                                            ENBC &       Reorganization                      ENBC
                                                                         --------------
                                                           ENBP, LP        ENBP, Inc.     Eliminations   Consolidated
                                                           --------        ----------     ------------   ------------
Cash Flows from Operating Activities:
  Net income (loss)...................................    $  (22,389)      $    2,271     $      1,278   $    (18,840)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization....................        13,418                -            2,433         15,851
     Minority interest................................             -                -           (2,507)        (2,507)
     Provision for write-down of assets...............         1,280                -                -          1,280
     Loss (Gain) on disposal of assets................         1,890                -           (1,314)           576
     Changes in assets and liabilities:
       Accounts receivable............................            45                -               74            119
       Accounts payable and accrued expenses..........         4,984                -              (74)         4,910
       Other assets and liabilities...................         3,680           (2,271)             110          1,519
                                                          ----------     ------------   --------------   ------------
           Net cash provided by
            operating activities......................         2,908                -                -          2,908
                                                          ----------     ------------   --------------   ------------

Cash Flows from Investing Activities:
  Purchase of property and equipment..................        (7,883)               -                -         (7,883)
  Purchase of other assets............................           (34)               -                -            (34)
                                                          ----------     ------------   --------------   ------------
     Net cash used in investing activities............        (7,917)               -                -         (7,917)
                                                          ----------     ------------   --------------   ------------

Cash Flows from Financing Activities:
  Borrowings under credit facility....................        86,140                -                -         86,140
  Repayments under credit facility....................      (106,240)               -                -       (106,240)
  Borrowings under debtor-in-possession facility......        48,068                -                -         48,068
  Repayments under debtor-in-possession facility......       (24,351)               -                -        (24,351)
                                                          ----------     ------------   --------------   ------------
     Net cash provided by financing activities........         3,617                -                -          3,617
                                                          ----------     ------------   --------------   ------------
Net Increase (Decrease) in Cash and Cash Equivalents..        (1,392)               -                -         (1,392)
Cash and Cash Equivalents, beginning of period........         2,708                -                -          2,708
                                                          ----------     ------------   --------------   ------------
Cash and Cash Equivalents, end of period..............    $    1,316     $          -   $            -   $      1,316
                                                          ==========     ============   ==============   ============

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

   On April 27, 2000, the Company and Bagel Partners filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code, and the Company and Bagel Partners filed a joint plan of reorganization. On August 11, 2000, the Company and Bagel Partners filed their first amended joint plan of reorganization. Forward-looking statements related to the reorganization cases and the joint plan of reorganization also involve known and unknown risks, uncertainties and other factors. In particular, the successful emergence of the Company and Bagel Partners from Chapter 11 is subject to confirmation of a plan or plans of reorganization. In addition, the consummation of financing upon emergence from Chapter 11 is subject to certain conditions. See Note 5 of Notes to the Company's Consolidated Financial Statements.

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


General

   On April 27, 2000, the Company and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. ("Bagel Partners"), filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the District of Arizona in Phoenix. Effective upon such filings, the Company and Bagel Partners are currently operating their businesses as debtors-in-possession, subject to the jurisdiction of the bankruptcy court. The Chapter 11 cases are being jointly administered for procedural purposes by the bankruptcy court under Case No. 00-04447-ECF-CGC. All court filings in connection with the Company's bankruptcy can be accessed on the Internet at http://azb.uscourts.gov. Einstein/Noah Bagel Partners, Inc., a wholly-owned subsidiary of the Company and the general partner of Bagel Partners, is not included in the Chapter 11 filings.

   On April 27, 2000, the Company and Bagel Partners also filed with the bankruptcy court a proposed joint plan of reorganization, and on August 11, 2000, the Company and Bagel Partners filed their first amended joint plan of reorganization. Under the terms of the amended plan, Bagel Partners would be merged into the Company, and general unsecured creditors of the Company (primarily the holders of the Company's $125.0 million 7 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures")) would receive approximately 89 percent of the common stock of the reorganized Company and the minority equity holders in Bagel Partners (primarily Bagel Store Development Funding, L.L.C. ("Bagel Funding")) would receive approximately 11 percent of the common stock of the reorganized Company. Holders of the Company's common stock would not receive any distribution under the amended plan and such shares would be cancelled. The bankruptcy court has scheduled September 19, 2000 as the date for the hearing on confirmation of the plan.

   As debtors-in-possession, the Company and Bagel Partners are authorized to operate their businesses, but may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the
bankruptcy court.   An official committee of unsecured creditors, currently
consisting of HSBC Bank USA (indenture trustee for the Debentures), Loomis, Sayles & Company, L.P., Kayne Anderson, Lonestar Partners, L.P., and Lampe, Conway & Co., L.L.C., was originally formed by the U.S. Trustee on May 9, 2000 (the "Creditors Committee").

   As of the petition date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company or Bagel Partners. In addition, the Company and Bagel Partners may reject executory contracts and unexpired leases, and parties affected by these rejections may file claims with the bankruptcy court in accordance with procedures set by the bankruptcy court and the Bankruptcy Code. On April 28, 2000, the bankruptcy court approved the Company's payment of pre-petition employee compensation, benefits and reimbursements and withholding taxes, and the continued payment of these items. The bankruptcy court also approved the timely payment, without interruption, of all pre-petition trade payables incurred in the ordinary course of business, including vendor bills submitted prior to the filing, provided that the vendors continued to offer the Company and Bagel Partners credit terms that were the same or better than those offered pre-petition. To date, all pre-petition vendors are providing the Company and Bagel Partners credit on these terms.

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

   On July 27, 2000, the bankruptcy court approved the Company's assumption of its contract with Marriott Distribution Services, Inc.

   On July 28, 2000, the bankruptcy court approved (a) the Company's employment contract with Robert M. Hartnett, the Company's chairman, chief executive officer and president, (b) the Company's severance agreements with certain of its officers, providing certain severance benefits in the event of termination of employment following a change in control of the Company, and (c) the Company's amended and restated employee retention program.


Results of Operations

   Revenue. Total store net revenue decreased 3.7% to $84.1 million for the quarter ended July 9, 2000 compared to $87.3 million for the prior comparable quarter. The decrease in store net revenue for the quarter was primarily due to a decrease in the average number of stores in operation to 471 from 538 for the prior comparable quarter. The reduction in the average number of stores in operation was the result of closing 74 underperforming stores in the second quarter of 2000. The impact of fewer stores was offset by an increase in average net weekly per store sales of 9.3% to $14,920 from $13,529 for the prior comparable period. Average net weekly per store sales represents weekly per store average revenue, after customer and employee discounts, for all stores open at the end of the periods presented.

   Total store net revenue increased 1.4% to $202.5 million for the two quarters ended July 9, 2000 from $199.6 million for the prior comparable period. The increase in store net revenue for the two quarters was due to an increase in average net weekly per store sales of 10.0% to $14,655 from $13,196. The increase in average net weekly per store sales was due to the effect of several Company initiatives, including closure of underperforming stores, increased marketing spending, menu changes, higher menu prices and focus on improved store level operations. The increase in average net weekly per store sales was offset by a decrease in the average number of stores in operation to 507 for the two quarters from 537 for the prior comparable period.

   Comparable store sales increased 4.5% from the prior comparable quarter. Comparable store sales represent average net weekly per store sales for stores open since the beginning of the prior year's comparable period. There were 462 stores in the comparable store sales base.

   Store Costs and Expenses. Cost of products sold as a percent of store net revenue decreased to 32.3% for the quarter ended July 9, 2000 from 32.7% for the prior comparable quarter and decreased to 32.6% for the two quarters ended July 9, 2000 from 33.1% for the prior comparable period. The decrease was attributable to improved management of food costs.

   Salaries and benefits as a percent of store net revenue decreased to 30.3% for the quarter ended July 9, 2000 from 31.3% for the prior comparable quarter and decreased to 30.7% for the two quarters ended July 9, 2000 from 31.4% for the prior comparable period. The decrease reflects the elimination of higher fixed labor costs as a percent of revenue at the underperforming stores closed in the second quarter of 2000, as well as the Company's ability to leverage store labor at operating stores as average net weekly per store sales increased.

   Other controllable costs (such as utilities, repair and maintenance, and supplies) as a percent of store net revenue increased to 8.5% for the quarter ended July 9, 2000 from 7.7% for the prior comparable quarter and increased to 8.7% for the two quarters ended July 9, 2000 from 8.0% for the prior comparable period. The increase was due primarily to an increase in system support fees, credit card fees, and repair and maintenance charges.

   Rent, occupancy and related costs as a percent of store net revenue decreased to 8.6% for the quarter ended July 9, 2000 from 9.4% for the prior comparable quarter and decreased to 9.1% for the two quarters ended July 9, 2000 from 9.8% for the prior comparable period. The decrease reflects the elimination of higher fixed rent expenses as a percent of revenue at the underperforming stores closed in the second quarter of 2000, as well as the leverage gained by increased average net weekly per store sales at operating stores.

   Marketing expenses as a percent of store net revenue increased to 4.2% for the quarter ended July 9, 2000 from 2.5% for the prior comparable quarter and increased to 4.2% for the two quarters ended July 9, 2000 from 2.8% for the prior comparable period. The increase was the result of a decision to increase marketing spending in fiscal 2000.

   As a result of the factors described above, store margins before depreciation and amortization as a percent of store net revenue remained relatively constant at 16.0% for the quarter ended July 9, 2000 compared to 16.3% for the prior comparable quarter and 14.6% for the two quarters ended July 9, 2000 compared to 14.9% for the prior comparable period.

   Depreciation and amortization as a percent of store net revenue increased to 3.3% for the quarter ended July 9, 2000 compared to 2.7% for the prior comparable quarter and increased to 3.2% for the two quarters ended July 9, 2000 compared to 2.9% for the prior comparable period. The increase reflects the elimination of negligible depreciation expense related to the underperforming stores closed in the second quarter of 2000, the long-lived assets of which had previously been determined to be impaired and were reduced to minimal amounts in 1998.

   Non-Store Salaries, Benefits, General and Administrative. Non-store salaries, benefits, general and administrative expenses as a percent of total revenue decreased to 8.0% for the quarter ended July 9, 2000 compared to 9.4% for the prior comparable quarter and decreased to 8.7% for the two quarters ended July 9, 2000 compared to 9.4% for the prior comparable period. The net change for the two quarters reflects retention bonus accruals of $1.1 million, retention bonus payments of $0.5 million, and a one-time charge of $0.4 million related to commissary closures in the first quarter of 2000, offset by efficiencies of $1.5 million gained by the Company related to the infrastructure separation from Boston Chicken, Inc., a one-time charge of $1.1 million related to store closures in the first quarter of 1999 and a one-time charge of $0.6 million related to the settlement of shareholder litigation in the second quarter of 1999.

   Pre-Petition Reorganization Expenses. The Company incurred pre-petition reorganization expenses of $2.6 million for the two quarters ended July 9, 2000; there were no reorganization charges in the prior comparable period. Such expenses consist primarily of professional fees paid to representatives of the Company and Bagel Partners, and professional fees incurred by the Company's bank lenders, the holders of the Debentures and the members of Bagel Funding, which were paid by the Company, including $1.3 million of which had been incurred in fiscal 1999 and had previously been capitalized in anticipation of the issuance of securities by the Company in a restructuring transaction.

   Non-Store Depreciation and Amortization. Non-store depreciation and amortization (excluding goodwill amortization) as a percent of total revenue increased to 2.0% for the quarter ended July 9, 2000 from 1.1% for the prior comparable quarter and increased to 1.6% for the two quarters ended July 9, 2000 from 1.1% for the prior comparable period. The increase reflects the capitalization of hardware, software and implementation services related to the development of a business infrastructure independent of Boston Chicken, Inc. Goodwill amortization as a percent of total revenue remained relatively constant at 3.2% for the quarter ended July 9, 2000 compared to 3.1% for the prior comparable quarter and remained constant at 3.1% for the two quarters ended July 9, 2000 and the prior comparable period.

   Other Expense. The Company incurred other expense of $1.4 million for the quarter ended July 9, 2000 compared to $2.7 million for the prior comparable quarter and incurred $5.3 million for the two quarters ended July 9, 2000 compared to $6.4 million for the prior comparable period. The net change reflects a decrease in interest expense recognized on the Debentures as a result of the Company's Chapter 11 filing, offset by an increase in expense related to a higher average amount of bank facility debt in the first two quarters of 2000. See Note 7 of Notes to the Company's Consolidated Financial Statements.

   Reorganization Items. The Company incurred reorganization items of $9.6 million for the quarter and the two quarters ended July 9, 2000; there were no reorganization charges in the prior comparable periods. Such expenses consist primarily of a provision of $3.8 million for loss on disposal of assets, a provision of $2.9 million for rejected leases and executory contracts, and charges of $2.8 million for professional fees paid to representatives of the Company and professional fees incurred by the Company's bank lenders and the Creditors Committee which were paid by the Company.

   Minority Interest. The minority interest in losses of Bagel Partners was $1.8 million for the quarter ended July 9, 2000 compared to a negligible amount for the prior comparable quarter and $2.5 million for the two quarters ended July 9, 2000 compared to $0.9 million for the prior comparable period.

   Income Taxes. The Company had a $30,000 income tax expense in the first quarter of 2000, consisting of state and local taxes.


Liquidity and Capital Resources

   The Company's primary sources of capital in 1999 and the first two quarters of 2000 were from internally generated cash from operations and borrowings under the Company's revolving credit facility and debtor-in-possession financing facility. Cash provided by operations for the two quarters ended July 9, 2000 was $2.9 million compared to $5.3 million for the prior comparable period. The decrease in cash from operations was primarily the result of reorganization expenses and reorganization items in an amount in excess of increases in store cash flow.

   The Company is a party to a debtor-in-possession financing agreement, providing for borrowings in the form of a revolving loan of up to $36.0 million (the "DIP Facility"). Of such amount, $26.0 million replaces the Company's pre-petition revolving credit facility in its entirety and $10.0 million provides additional funding for the Company's operating expenses, including employee salaries and benefits, payments to vendors, interest and certain other payments under the DIP Facility, professional fees and permitted capital expenditures. Under the terms of the DIP Facility, the revolving loan is available to the Company until the earliest of (i) December 31, 2000, (ii) the date on which a plan of reorganization becomes effective, or (iii) the stated date on which the Company's exit financing commitment expires by its terms, as such date may be extended from time to time. Draws made under the DIP Facility bear interest at a rate equal to Bank of America, N.A.'s reference rate plus 1.0% (10.5% at July 9, 2000). The Company is required to pay an unused line fee of 0.5%. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries. The DIP Facility contains financial covenants requiring the maintenance of minimum cumulative EBITDA (as defined in the DIP Facility), weekly per store average ("WPSA") revenues and limiting capital expenditures, as well as negative covenants limiting additional indebtedness, liens and sales of assets, and prohibiting dividend payments.

   Cash provided by financing activities was $3.6 million for the two quarters ended July 9, 2000, resulting from the net borrowings and repayments under the Company's credit facilities. Borrowings and repayments for the two quarters ended July 9, 2000 exceeded those for the prior comparable period because the Company's credit agreement was amended in the first quarter of fiscal 2000 to require daily repayment of funds and reborrowing on a gross basis, rather than on a net basis, as previously permitted.

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

   The Company's primary sources of capital in 2000 are expected to consist primarily of internally generated cash from operations and borrowings under the DIP Facility. In the event a plan of reorganization is confirmed and the Company and Bagel Partners emerge from Chapter 11 on or before October 31, 2000, the Company expects to enter into a $60 million secured credit facility with Paribas, pursuant to the financing commitment it has received from Paribas. See
Note 5 of Notes to the Company's Consolidated Financial Statements. However, the confirmation of a plan and the emergence of the Company and Bagel Partners are subject to significant risks and uncertainties, and Paribas' commitment is subject to a number of conditions. See "Special Note Regarding Forward-Looking Statements" on page 15.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments.

   As of July 9, 2000, $40.2 million of floating-rate debt was exposed to changes in interest rates compared to $36.6 million at December 26, 1999. This exposure was primarily linked to the prime lending rate. A hypothetical 10% change in the prime lending rate would not have had a material effect on the Company's annual results of operations.

   As of July 9, 2000 and December 26, 1999, the Company also had $125.0 million of fixed-rate convertible subordinated debentures due 2004. A hypothetical 10% change in interest rates on this debt would affect the market value of these financial instruments.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

         The information set forth under Notes 2 and 6 of the Company's Notes to Consolidated Financial Statements contained in Part I of this Form 10-Q is incorporated herein by reference thereto.

Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits: See Exhibit Index appearing elsewhere herein, which is incorporated herein by reference.

         B. Reports on Form 8-K: During the quarter ended July 9, 2000, the Company filed one current report on Form 8-K, dated April 27, 2000. The report disclosed in Item 3 that the Company and its subsidiary, Einstein/Noah Bagel Partners, L.P. ("Bagel Partners"), had filed voluntary petitions for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the District of Arizona in Phoenix.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EINSTEIN/NOAH BAGEL CORP.


Date:  August 23, 2000                       /s/ Robert M. Hartnett
                                        ----------------------------------------
                                                 Robert M. Hartnett
                                                Chairman of the Board,
                                          Chief Executive Officer and President




Date:  August 23, 2000                        /s/ Paula E. Manley
                                        ----------------------------------------
                                                  Paula E. Manley
                                              Chief Financial Officer

                                 EXHIBIT INDEX

10.1 Restated Sixth Amendment and Waiver to Amended and Restated Credit Agreement executed and delivered as of April 27, 2000 and restated and modified as of June 15, 2000.

27     Financial Data Schedule.