Form 10-Q
period 2000-10-01
EINSTEIN NOAH BAGEL CORP
filed 2000-11-15
CIK 1007184

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 1, 2000

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

                       Yes     X     No  _____
                            -------

Number of shares of common stock, $.01 par value per share, outstanding as of November 13, 2000: 34,083,681 (includes 813,146 shares of common stock held by a subsidiary of the Company).

                           EINSTEIN/NOAH BAGEL CORP.

                                     INDEX

                                                                                                      Page No.
                                                                                                      -------
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets as of December 26, 1999 and
                    October 1, 2000.........................................................             3

                    Consolidated Statements of Operations for the quarter and three quarters
                    ended October 3, 1999 and October 1, 2000...............................             4

                    Consolidated Statements of Cash Flows for the three quarters
                    ended October 3, 1999 and October 1, 2000...............................             5

                    Notes to Consolidated Financial Statements..............................             6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................            15

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............            21

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.......................................................            22

          Item 6.   Exhibits and Reports on Form 8-K........................................            22

          Signature Page....................................................................            23

          Exhibit Index.....................................................................            24

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                       December 26, October 1,
                                                                           1999        2000
                                                                        ---------    ---------
                                                                                    (unaudited)
ASSETS
------
Current Assets:
  Cash and cash equivalents........................................     $   2,708    $   1,517
  Restricted deposits..............................................             -          250
  Accounts receivable, net.........................................         1,289        1,189
  Inventories......................................................         9,456        7,514
  Prepaid expenses and other current assets........................         1,327        1,621
                                                                        ---------    ---------
     Total current assets..........................................        14,780       12,091

Property and Equipment, net........................................       123,736      119,281
Goodwill, net......................................................       211,848      202,906
Trademarks, net....................................................         2,052        2,028
Recipes, net.......................................................         2,358        2,117
Other Assets, net..................................................         6,486        3,397
                                                                        ---------    ---------
     Total assets..................................................     $ 361,260    $ 341,820
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities Not Subject to Compromise:
  Current Liabilities:
     Accounts payable..............................................     $  15,344    $   9,153
     Accrued expenses..............................................        20,699       24,558
     Revolving credit facility.....................................        18,600            -
     Senior term loan..............................................        18,000            -
     Convertible subordinated debentures...........................       125,000            -
                                                                        ---------    ---------
       Total current liabilities...................................       197,643       33,711
  Debtor-in-Possession Financing...................................             -       22,751
  Other Noncurrent Liabilities.....................................        15,798       12,997
                                                                        ---------    ---------
       Total liabilities not subject to compromise.................       213,441       69,459

Liabilities Subject to Compromise..................................             -      149,972
Minority Interest..................................................        32,844       30,059

Stockholders' Equity:
  Preferred Stock - $.01 par value; 20,000,000 shares authorized;
     no shares issued and outstanding..............................             -            -
  Common Stock - $.01 par value; 200,000,000 shares authorized;
     34,083,681 shares issued in December 1999 and October 2000....           341          341
  Additional paid-in capital.......................................       377,616      377,616
  Treasury stock, at cost (813,146 shares at
     December 1999 and October 2000)...............................        (5,261)      (5,261)
  Accumulated deficit..............................................      (257,721)    (280,366)
                                                                        ---------    ---------
     Total stockholders' equity....................................       114,975       92,330
                                                                        ---------    ---------
     Total liabilities and stockholders' equity....................     $ 361,260    $ 341,820
                                                                        =========    =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                 Quarter Ended         Three Quarters Ended
                                                           ------------------------   -----------------------
                                                           October 3,    October 1,   October 3,   October 1,
                                                              1999         2000         1999         2000
                                                           ----------    ----------   ----------   ----------
Revenue:
  Store revenue........................................        $88,363      $82,748     $288,012     $285,220

Costs and Expenses:
  Store:
      Cost of products sold............................         29,204       27,090       95,212       93,151
      Salaries and benefits............................         27,419       24,637       90,169       86,856
      Other controllable costs.........................          7,295        6,898       23,235       24,421
      Rent, occupancy and related costs................          8,431        7,199       27,995       25,688
      Marketing expenses...............................          2,051        3,487        7,640       12,011
      Depreciation and amortization....................          2,528        2,843        8,221        9,303
                                                               -------      -------     --------     --------
          Total store costs and expenses...............         76,928       72,154      252,472      251,430
  Non-Store:
      Salaries, benefits, general and
          administrative...............................          7,845        5,725       26,623       23,354
      Pre-petition reorganization expenses.............              -            -            -        2,641
      Depreciation and amortization
          (excluding goodwill amortization)............            900        1,577        3,046        4,715
      Goodwill amortization............................          2,735        2,689        8,881        8,942
                                                               -------      -------     --------     --------
          Total non-store costs and expenses...........         11,480        9,991       38,550       39,652
                                                               -------      -------     --------     --------
          Total costs and expenses.....................         88,408       82,145      291,022      291,082
                                                               -------      -------     --------     --------

Income (Loss) from Operations..........................            (45)         603       (3,010)      (5,862)
 Other Income (Expense):
  Interest expense (contractual interest $3,201 for
      quarter ended October 1, 2000 and $10,283 for
      three quarters ended October 1, 2000)............         (2,783)      (1,086)      (9,143)      (6,406)
  Other................................................              9            4           (6)          33
                                                               -------      -------     --------     --------
      Total other income (expense).....................         (2,774)      (1,082)      (9,149)      (6,373)
                                                               -------      -------     --------     --------

Loss before Reorganization Items,
    Income Taxes and Minority Interest.................         (2,819)        (479)     (12,159)     (12,235)
Reorganization Items:
    Provision for loss on disposal of assets...........              -       (1,320)           -       (5,151)
    Provision for rejected executory contracts.........              -         (305)           -       (3,223)
    Professional fees..................................              -       (1,905)           -       (4,717)
                                                               -------      -------     --------     --------
      Total reorganization items.......................              -       (3,530)           -      (13,091)
                                                               -------      -------     --------     --------

Loss before Income Taxes and Minority Interest.........         (2,819)      (4,009)     (12,159)     (25,326)
Provision for Income Taxes.............................            105           74          105          104
Minority Interest in Loss of Subsidiary................           (121)        (278)      (1,026)      (2,785)
                                                               -------      -------     --------     --------
Net Loss...............................................        $(2,803)     $(3,805)    $(11,238)    $(22,645)
                                                               =======      =======     ========     ========

Basic Loss per Share...................................        $ (0.08)     $ (0.11)    $  (0.34)    $  (0.68)
                                                               =======      =======     ========     ========
Diluted Loss per Share.................................        $ (0.08)     $ (0.11)    $  (0.34)    $  (0.68)
                                                               =======      =======     ========     ========
Weighted Average Number of Common Shares Outstanding:
      Basic............................................         33,271       33,271       33,271       33,271
                                                               =======      =======     ========     ========
      Diluted..........................................         33,271       33,271       33,271       33,271
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

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                         Three Quarters Ended
                                                                        -----------------------
                                                                        October 3,   October 1,
                                                                          1999         2000
                                                                        ----------   ----------
Cash Flows from Operating Activities:
 Net loss............................................................   $ (11,238)   $ (22,645)
 Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Depreciation and amortization......................................      20,148       22,960
  Minority interest..................................................      (1,026)      (2,785)
  Provision for write-down of assets.................................         648        1,280
  Loss on disposal of assets.........................................           -        1,778
  Changes in assets and liabilities:
   Accounts receivable...............................................         476          100
   Accounts payable and accrued expenses.............................      (1,435)       4,270
   Other assets and liabilities......................................         176        1,448
                                                                        ---------    ---------
    Net cash provided by operating activities........................       7,749        6,406
                                                                        ---------    ---------

Cash Flows from Investing Activities:
 Purchase of property and equipment..................................      (9,530)      (9,771)
 Purchase of other assets............................................        (591)         (47)
                                                                        ---------    ---------
  Net cash used in investing activities..............................     (10,121)      (9,818)
                                                                        ---------    ---------

Cash Flows from Financing Activities:
 Borrowings under credit facility....................................     122,175       86,140
 Repayments under credit facility....................................    (117,950)    (106,670)
 Borrowings under debtor-in-possession facility......................           -      127,750
 Repayments under debtor-in-possession facility......................           -     (104,999)
                                                                        ---------    ---------
  Net cash provided by financing activities..........................       4,225        2,221
                                                                        ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents.................       1,853       (1,191)
Cash and Cash Equivalents, beginning of period.......................       3,766        2,708
                                                                        ---------    ---------
Cash and Cash Equivalents, end of period.............................   $   5,619    $   1,517
                                                                        =========    =========

Operating Cash Receipts and Payments Resulting from Reorganization:
 Professional fees paid..............................................   $       -    $  (4,717)
                                                                        =========    =========
 Net payments made related to closed stores..........................   $       -    $  (2,857)
                                                                        =========    =========
 Net proceeds from sale of store leases..............................   $       -    $     807
                                                                        =========    =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The consolidated interim financial statements have been prepared by Einstein/Noah Bagel Corp. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of October 1, 2000 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended December 26, 1999. The consolidated results of operations for the quarter and three quarters ended October 1, 2000 are not necessarily indicative of the results expected for the full year.

   Certain amounts set forth in the accompanying financial statements for the quarter and three quarters ended October 3, 1999 have been reclassified to conform to the presentation for the current fiscal quarter.

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

   As debtors-in-possession, the Company and Bagel Partners are authorized to operate their businesses, but may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the bankruptcy court. An official committee of unsecured creditors, currently consisting of HSBC Bank USA (indenture trustee for the the holders of the Company's $125.0 million 7 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures")), Loomis, Sayles & Company, L.P., Kayne Anderson, Lonestar Partners, L.P. and Lampe, Conway & Co., L.L.C., was originally formed by the U.S. Trustee on May 9, 2000 (the "Creditors Committee").

   On August 11, 2000, the Company and Bagel Partners filed their first amended joint plan of reorganization. Such plan was further modified on October 31, 2000. Under the terms of the amended plan, Bagel Partners would be merged into the Company, and general unsecured creditors of the Company (primarily the holders of the Debentures) would receive approximately 89 percent of the common stock of the reorganized Company and the minority equity holders in Bagel Partners (primarily Bagel Store Development Funding, L.L.C. ("Bagel Funding")) would receive approximately 11 percent of the common stock of the reorganized Company. Holders of the Company's common stock would not receive any distribution under the amended plan and such shares would be cancelled. The bankruptcy court approved the disclosure statement pertaining to the amended plan on July 28, 2000, and the disclosure statement was mailed on August 14, 2000.

   On September 14, 2000, the Company announced that it had reached agreement with the Creditors Committee on all outstanding issues regarding the Company's plan of reorganization and that the Committee supported the plan, although the Committee has reserved the right to challenge the distribution under the plan to Bagel Funding.

   The bankruptcy court commenced the hearing on confirmation of the plan on September 19, 2000 and the hearing has been adjourned until December 19, 2000. The amended plan has been accepted by the holders of at least two-thirds in dollar amount and more than one-half in number of the claims of the class consisting of the Company's prepetition secured bank debt. However, the amended plan has not been accepted by the class consisting of the Company's general unsecured creditors and the bankruptcy court has denied the motion of the

Company and Bagel Partners to count certain ballots of unsecured creditors of the Company that had been received by the solicitation agent after the voting deadline. The Company and Bagel Partners have also filed a motion, which remains pending, to designate, pursuant to Section 1126(e) of the Bankruptcy Code, certain votes of the Company's unsecured creditors cast by New World Coffee-Manhattan Bagel, Inc. ("New World") and certain other persons. In the event such motion is granted, the amended plan will be deemed accepted by the class consisting of the Company's general unsecured creditors. In the event the motion is denied, such class will not be deemed to have accepted the plan, and it will be possible to confirm the plan only if the requirements of Section 1129(b) of the Bankruptcy Code, as well as other applicable requirements, are satisfied.

   Objections to the amended plan have been filed by Bagel Partners, the trustee under the Boston Chicken, Inc. plan of reorganization, and New World. There can be no assurance that such objections will be resolved prior to the plan confirmation hearing or that the amended plan will be confirmed notwithstanding such objections.

   On October 25, 2000, the bankruptcy court denied the motion of the Company and Bagel Partners to extend the time periods during which the Company and Bagel Partners have the exclusive right to file a plan of reorganization and to solicit acceptances of a plan. As a result, it is possible that one or more holders of claims or interests in the Company or Bagel Partners will file a plan and seek to have it confirmed by the bankruptcy court.

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

   As permitted under the Bankruptcy Code and approved by the bankruptcy court, the Company and Bagel Partners have elected to reject certain real estate leases. It is possible that the Company and Bagel Partners will assume or reject additional leases or executory contracts. For the three quarters ended October 1, 2000, the Company and Bagel Partners have recorded a charge to income of $3.2 million for rejected leases and executory contracts.

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

   All costs and expenses incurred in connection with the Company's reorganization since the petition filing date through October 1, 2000 have been reflected as reorganization items in the accompanying consolidated statements of operations. Through such date, the reorganization items consisted primarily of a provision of $5.2 million for loss on disposal of assets, a provision of $3.2 million for rejected leases and executory contracts, and charges of $4.7 million for other expenses, consisting primarily of professional fees paid to representatives of the Company and Bagel Partners, and professional fees incurred by the Company's lenders and the Creditors Committee which were paid by the Company.

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

4. Debtor-in-Possession Financing

   On May 22, 2000, the bankruptcy court gave final approval of the Company's debtor-in-possession financing agreement, providing for borrowings of up to $36.0 million (the "DIP Facility"). Of such amount, $26.0 million replaces the Company's pre-petition revolving credit facility in its entirety and $10.0 million provides additional funding for the Company's and Bagel Partner's operating expenses, including employee salaries and benefits, payments to vendors, interest and certain other payments under the DIP Facility, professional fees and permitted capital expenditures. Under the terms of the DIP Facility, the revolving funds are available until November 17, 2000, although the Company is currently negotiating an extension of the DIP Facility termination date. The Company cannot be sure that an extension of the DIP Facility will be obtained or, if obtained, the terms on which it will be available.

   Draws made under the DIP Facility bear interest at a rate equal to Bank of America, N.A.'s reference rate plus 1.00% (10.5% at October 1, 2000). The Company is required to pay an unused line fee of 0.5%. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries, including Bagel Partners. The DIP Facility contains financial covenants requiring the maintenance of minimum cumulative EBITDA (as defined in the DIP Facility), weekly per store average ("WPSA") revenues and limiting capital expenditures, as well as negative covenants limiting additional indebtedness, liens and sales of assets, and prohibiting dividend payments.

5. Exit Financing Commitment

   The Company had previously received from BNP Paribas a commitment for a $60.0 million secured credit facility to be made available upon the Company's and Bagel Partners' emergence from Chapter 11. Such commitment was not extended beyond its October 31, 2000 expiration date. The Company currently anticipates that it will negotiate with one or more other lenders the terms of a secured financing to be available upon emergence.

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

   Bagel Funding has invested a total of approximately $89.6 million, representing an equity interest of approximately 22%, in Bagel Partners. The Company is the manager of Bagel Funding. Bagel Funding has the right (the "Put Right") to require Bagel Partners or the Company (at Bagel Partners' election) to redeem Bagel Funding's equity interest in Bagel Partners at a pre-determined formula price based on store level cash flow of Bagel Partners in the event that, at any time after December 5, 1999 and prior to June 5, 2001, the Company does not consent to a public offering of such equity interests or the termination of certain rights and obligations under franchise and license agreements between the Company and Bagel Partners ("License Termination"). The formula price is determined by multiplying Bagel Funding's percentage interest in Bagel Partners by an enterprise valuation of Bagel Partners. Such enterprise valuation is equal to Bagel Partner's income from operations before general and administrative expenses, depreciation and amortization but after franchise royalties and marketing expenses (determined by annualizing the highest of the two fiscal quarters prior to the quarter in which the right is exercised), multiplied by 6.5, less the amount of any outstanding indebtedness of Bagel Partners plus the amount of any cash balances of Bagel Partners. The formula price, if determined using annualized results of the highest of the two fiscal quarters ending October 1, 2000, would be equal to approximately $50.1 million. The Company or Bagel Partners may pay the purchase price for such equity interests in cash, shares of the Company's common stock (valued based on the average closing sales price per share for the 20 trading days ending with the second business day prior to the date such shares are delivered) or a combination thereof.

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

   Bagel Funding filed a notice of appeal of the bankruptcy court's ruling. Bagel Funding also filed a motion for leave to prosecute an interlocutory appeal, which was denied by the bankruptcy appellate panel for the Ninth Circuit.

   The Company has become subject to various lawsuits, claims and other legal matters in the course of conducting its business. The Company does not believe that any such matters of which it is aware are material to the Company individually or in the aggregate, but matters may arise which could adversely affect the Company or its business operations.

7. Liabilities Subject to Compromise

   Certain claims against the Company and Bagel Partners in existence prior to the filing of the petitions for relief under Chapter 11 of the Bankruptcy Code are stayed while the Company and Bagel Partners are operating their businesses as debtors-in-possession. These pre-petition claims are reflected in the October 1, 2000 balance sheet as "liabilities subject to compromise." Liabilities subject to compromise consist of the following (in thousands):

      Convertible Subordinated Debentures, 7 1/4%                      $125,000
      Senior Term Loan                                                   16,070
      Accrued Interest, Convertible Subordinated Debentures, 7 1/4%       3,751
      Provision for Rejected Executory Contracts                          1,490
      Other Miscellaneous Claims                                          3,661
                                                                       --------
                                                                       $149,972
                                                                       ========

   Additional liabilities subject to compromise may arise subsequent to the petition filing date resulting from rejection of executory contracts, including leases, and from the determination by the bankruptcy court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

   Contractual interest on the Debentures for the quarter and three quarters ended October 1, 2000, was $2.1 million and $7.0 million, respectively. Reported interest on the Debentures for the quarter and three quarters ended October 1, 2000 was $0.0 million and $3.1 million, respectively, which reflects the Company's decision to cease accruing interest on the Debentures as of the petition filing date.

8. Restricted Deposits

   At October 1, 2000, the Company and its subsidiaries held $250,000 in restricted deposits, consisting of deposits received from bidders on real estate leases and related equipment of closed stores. Deposits of successful bidders will become available for unrestricted use upon consummation of the sales, and at such time deposits of unsuccessful bidders will be required to be returned.

9. Condensed Combined Financial Statements of the Company and Bagel Partners

   Set forth below are condensed combined financial statements of the Company and Bagel Partners for the quarter and three quarters ended October 1, 2000. Such financial statements present the financial position and results of operations of the Company and Bagel Partners separately from the financial position and results of operations of Einstein/Noah Bagel Partners, Inc., which is not in reorganization. The financial position and results of operations of the Company and Bagel Partners are shown on a combined basis under the caption entitled "Entities in Reorganization - ENBC & ENBP, L.P." The financial position and results of operations of Einstein/Noah Bagel Partners, Inc. are shown separately under the caption entitled "Entity Not in Reorganization -ENBP, Inc." Eliminations in consolidation are shown under the caption entitled "Eliminations."


                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                       CONDENSED COMBINED BALANCE SHEETS
                             AS OF OCTOBER 1, 2000
                                (in thousands)
                                  (unaudited)

                                                        Entities In
                                                      Reorganization   Entity Not In
                                                      --------------
                                                          ENBC &       Reorganization
                                                                       --------------                     ENBC
                                                         ENBP, LP        ENBP, Inc.    Eliminations   Consolidated
                                                      --------------   --------------  ------------   ------------
ASSETS
------
Current Assets:
  Cash and cash equivalents.........................        $  1,517          $     -     $       -       $  1,517
  Restricted deposits...............................             140              110             -            250
  Accounts receivable, net..........................           1,348                -          (159)         1,189
  Due (to)/from affiliates..........................         (20,688)          20,688             -              -
  Inventories.......................................           7,514                -             -          7,514
  Prepaid expenses and other current assets.........           1,621                -             -          1,621
                                                            --------          -------     ---------       --------
     Total current assets...........................          (8,548)          20,798          (159)        12,091

Investments in Subsidiaries/Parent..................         363,048            1,813      (364,861)             -
Note Receivable from Subsidiary.....................          21,334                -       (21,334)             -
Property and Equipment, net.........................          97,846            9,011        12,424        119,281
Goodwill, net.......................................         153,393                -        49,513        202,906
Other Noncurrent Assets, net........................          10,912                -        (3,370)         7,542
                                                            --------          -------     ---------       --------
     Total assets...................................        $637,985          $31,622     $(327,787)      $341,820
                                                            ========          =======     =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities Not Subject to Compromise:
  Current Liabilities:
     Accounts payable...............................        $  9,153          $     -     $       -       $  9,153
     Accrued expenses...............................          24,607              110          (159)        24,558
                                                            --------          -------     ---------       --------
       Total current liabilities....................          33,760              110          (159)        33,711
  Debtor-in-Possession Financing....................          22,751                -             -         22,751
  Note Payable to Parent............................          21,334                -       (21,334)             -
  Other Noncurrent Liabilities......................          20,527                -        (7,530)        12,997
                                                            --------          -------     ---------       --------
       Total liabilities not subject to compromise..          98,372              110       (29,023)        69,459

Liabilities Subject to Compromise...................         149,972                -             -        149,972
Minority Interest...................................               -                -        30,059         30,059

Total Stockholders' Equity..........................         389,641           31,512      (328,823)        92,330
                                                            --------          -------     ---------       --------

     Total liabilities and stockholders' equity.....        $637,985          $31,622     $(327,787)      $341,820
                                                            ========          =======     =========       ========

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                     FOR THE QUARTER ENDED OCTOBER 1, 2000
                                (in thousands)
                                  (unaudited)

                                                             Entities In
                                                           Reorganization    Entity Not In
                                                           --------------
                                                               ENBC &       Reorganization                      ENBC
                                                                            ---------------
                                                              ENBP, LP        ENBP, Inc.     Eliminations   Consolidated
                                                           --------------   ---------------  ------------   -------------
Revenue:
  Store revenue..........................................         $82,748            $   -        $     -        $82,748
  Royalties and franchise-related fees...................           4,398              872         (5,270)             -
                                                                  -------            -----        -------        -------
     Total revenue.......................................          87,146              872         (5,270)        82,748

Costs and Expenses:
  Store:
     Cost of products sold...............................          27,090                -              -         27,090
     Salaries and benefits...............................          24,637                -              -         24,637
     Other controllable costs............................           6,898                -              -          6,898
     Rent, occupancy and related costs...................          11,777                -         (4,578)         7,199
     Marketing expenses..................................           3,487                -              -          3,487
     Depreciation and amortization.......................           2,440                -            403          2,843
                                                                  -------            -----        -------        -------
       Total store costs and expenses....................          76,329                -         (4,175)        72,154
  Non-Store:
     Salaries, benefits, general and
       administrative....................................           5,833                -           (108)         5,725
     Depreciation and amortization
       (excluding goodwill amortization).................           1,605                -            (28)         1,577
     Goodwill amortization...............................           1,956                -            733          2,689
                                                                  -------            -----        -------        -------
       Total non-store costs and expenses................           9,394                -            597          9,991
                                                                  -------            -----        -------        -------
       Total costs and expenses..........................          85,723                -         (3,578)        82,145
                                                                  -------            -----        -------        -------

Income (Loss) from Operations............................           1,423              872         (1,692)           603

Total Other Income (Expense).............................          (1,576)               -            494         (1,082)
                                                                  -------            -----        -------        -------

Income (Loss) before Reorganization Items,
  Income Taxes and Minority Interest.....................            (153)             872         (1,198)          (479)
Reorganization Items:
  Provision for loss on disposal of assets...............            (917)               -           (403)        (1,320)
  Provision for rejected executory contracts.............            (305)               -              -           (305)
  Professional fees......................................          (1,690)            (215)             -         (1,905)
                                                                  -------            -----        -------        -------
     Total reorganization items..........................          (2,912)            (215)          (403)        (3,530)
                                                                  -------            -----        -------        -------

Income (Loss) before Income Taxes and Minority Interest..          (3,065)             657         (1,601)        (4,009)
Provision for Income Taxes...............................              73                1              -             74
Minority Interest in Loss of Subsidiary..................               -                -           (278)          (278)
                                                                  -------            -----        -------        -------
Net Income (Loss)........................................         $(3,138)           $ 656        $(1,323)       $(3,805)
                                                                  =======            =====        =======        =======

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                 FOR THE THREE QUARTERS ENDED OCTOBER 1, 2000
                                (in thousands)
                                  (unaudited)


                                                             Entities In
                                                           Reorganization    Entity Not In
                                                           --------------
                                                               ENBC &       Reorganization                      ENBC
                                                                            ---------------
                                                              ENBP, LP        ENBP, Inc.     Eliminations   Consolidated
                                                           --------------    -------------   ------------   -------------
Revenue:
  Store revenue..........................................        $285,220           $    -       $      -       $285,220
  Royalties and franchise-related fees...................          14,319            3,143        (17,462)             -
                                                                 --------           ------       --------       --------
     Total revenue.......................................         299,539            3,143        (17,462)       285,220

Costs and Expenses:
  Store:
     Cost of products sold...............................          93,151                -              -         93,151
     Salaries and benefits...............................          86,856                -              -         86,856
     Other controllable costs............................          24,421                -              -         24,421
     Rent, occupancy and related costs...................          41,470                -        (15,782)        25,688
     Marketing expenses..................................          12,011                -              -         12,011
     Depreciation and amortization.......................           8,066                -          1,237          9,303
                                                                 --------           ------       --------       --------
       Total store costs and expenses....................         265,975                -        (14,545)       251,430
  Non-Store:
     Salaries, benefits, general and
       administrative....................................          23,738                -           (384)        23,354
     Pre-petition reorganization expenses................           2,641                -              -          2,641
     Depreciation and amortization
       (excluding goodwill amortization).................           4,834                -           (119)         4,715
     Goodwill amortization...............................           6,519                -          2,423          8,942
                                                                 --------           ------       --------       --------
       Total non-store costs and expenses................          37,732                -          1,920         39,652
                                                                 --------           ------       --------       --------
       Total costs and expenses..........................         303,707                -        (12,625)       291,082
                                                                 --------           ------       --------       --------

Income (Loss) from Operations............................          (4,168)           3,143         (4,837)        (5,862)

Total Other Income (Expense).............................          (7,534)               -          1,161         (6,373)
                                                                 --------           ------       --------       --------
Income (Loss) before Reorganization Items,
  Income Taxes and Minority Interest.....................         (11,702)           3,143         (3,676)       (12,235)
Reorganization Items:
  Provision for gain (loss) on disposal of assets........          (5,997)               -            846         (5,151)
  Provision for rejected executory contracts.............          (3,223)               -              -         (3,223)
  Professional fees......................................          (4,502)            (215)             -         (4,717)
                                                                 --------           ------       --------       --------
     Total reorganization items..........................         (13,722)            (215)           846        (13,091)
                                                                 --------           ------       --------       --------

Income (Loss) before Income Taxes and Minority Interest..         (25,424)           2,928         (2,830)       (25,326)
Provision for Income Taxes...............................             103                1              -            104
Minority Interest in Loss of Subsidiary..................               -                -         (2,785)        (2,785)
                                                                 --------           ------       --------       --------
Net Income (Loss)........................................        $(25,527)          $2,927       $    (45)      $(22,645)
                                                                 ========           ======       ========       ========

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE THREE QUARTERS ENDED OCTOBER 1, 2000
                                (in thousands)
                                  (unaudited)


                                                         Entities In
                                                       Reorganization    Entity Not In
                                                       --------------
                                                           ENBC &       Reorganization                      ENBC
                                                                        ---------------
                                                          ENBP, LP        ENBP, Inc.     Eliminations   Consolidated
                                                       --------------    -------------   ------------   -------------
Cash Flows from Operating Activities:
  Net income (loss)..................................       $ (25,527)         $ 2,927        $   (45)     $ (22,645)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization...................          19,419                -          3,541         22,960
     Minority interest...............................               -                -         (2,785)        (2,785)
     Provision for write-down of assets..............           1,280                -              -          1,280
     Loss (Gain) on disposal of assets...............           2,651                -           (873)         1,778
     Changes in assets and liabilities:
       Accounts receivable...........................              49                -             51            100
       Accounts payable and accrued expenses.........           4,321                -            (51)         4,270
       Other assets and liabilities..................           4,213           (2,927)           162          1,448
                                                            ---------          -------        -------      ---------
           Net cash provided by
            operating activities.....................           6,406                -              -          6,406
                                                            ---------          -------        -------      ---------
Cash Flows from Investing Activities:
  Purchase of property and equipment.................          (9,771)               -              -         (9,771)
  Purchase of other assets...........................             (47)               -              -            (47)
                                                            ---------          -------        -------      ---------
     Net cash used in investing activities...........          (9,818)               -              -         (9,818)
                                                            ---------          -------        -------      ---------
Cash Flows from Financing Activities:
  Borrowings under credit facility...................          86,140                -              -         86,140
  Repayments under credit facility...................        (106,670)               -              -       (106,670)
  Borrowings under debtor-in-possession facility.....         127,750                -              -        127,750
  Repayments under debtor-in-possession facility.....        (104,999)               -              -       (104,999)
                                                            ---------          -------        -------      ---------
     Net cash provided by financing activities.......           2,221                -              -          2,221
                                                            ---------          -------        -------      ---------
Net Decrease in Cash and Cash Equivalents............          (1,191)               -              -         (1,191)
Cash and Cash Equivalents, beginning of period.......           2,708                -              -          2,708
                                                            ---------          -------        -------      ---------
Cash and Cash Equivalents, end of period.............       $   1,517          $     -        $     -      $   1,517
                                                            =========          =======        =======      =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

   Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Einstein/Noah Bagel Corp. (the "Company"), Einstein/Noah Bagel Partners, L.P., a majority-owned subsidiary of the Company ("Bagel Partners"), Einstein Bros(R) stores and Noah's New York Bagels(R) stores to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company disclaims any obligation to update any "forward-looking statements" that may be included in this Form 10-Q.

   On April 27, 2000, the Company and Bagel Partners filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code, and the Company and Bagel Partners filed a joint plan of reorganization. On August 11, 2000, the Company and Bagel Partners filed their first amended joint plan of reorganization. Forward-looking statements related to the reorganization cases and the joint plan of reorganization also involve known and unknown risks, uncertainties and other factors. In particular, the successful emergence of the Company and Bagel Partners from Chapter 11 is subject to confirmation of a plan or plans of reorganization, and there can be no assurance that a plan will be confirmed. In addition, the availability of financing to fund a plan for emergence from Chapter 11 is not assured. See Note 5 of Notes to the Company's Consolidated Financial Statements.

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

   As debtors-in-possession, the Company and Bagel Partners are authorized to operate their businesses, but may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the bankruptcy court. An official committee of unsecured creditors, currently consisting of HSBC Bank USA (indenture trustee for the the holders of the Company's $125.0 million 7 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures")), Loomis, Sayles & Company, L.P., Kayne Anderson, Lonestar Partners, L.P. and

Lampe, Conway & Co., L.L.C., was originally formed by the U.S. Trustee on May 9, 2000 (the "Creditors Committee").

   On August 11, 2000, the Company and Bagel Partners filed their first amended joint plan of reorganization. Such plan was further modified on October 31, 2000. Under the terms of the amended plan, Bagel Partners would be merged into the Company, and general unsecured creditors of the Company (primarily the holders of the Debentures) would receive approximately 89 percent of the common stock of the reorganized Company and the minority equity holders in Bagel Partners (primarily Bagel Store Development Funding, L.L.C. ("Bagel Funding")) would receive approximately 11 percent of the common stock of the reorganized Company. Holders of the Company's common stock would not receive any distribution under the amended plan and such shares would be cancelled. The bankruptcy court approved the disclosure statement pertaining to the amended plan on July 28, 2000, and the disclosure statement was mailed on August 14, 2000.

   On September 14, 2000, the Company announced that it had reached agreement with the Creditors Committee on all outstanding issues regarding the Company's plan of reorganization and that the Committee supported the plan, although the Committee has reserved the right to challenge the distribution under the plan to Bagel Funding.

   The bankruptcy court commenced the hearing on confirmation of the plan on September 19, 2000 and the hearing has been adjourned until December 19, 2000. The amended plan has been accepted by the holders of at least two-thirds in dollar amount and more than one-half in number of the claims of the class consisting of the Company's prepetition secured bank debt. However, the amended plan has not been accepted by the class consisting of the Company's general unsecured creditors and the bankruptcy court has denied the motion of the Company and Bagel Partners to count certain ballots of unsecured creditors of the Company that had been received by the solicitation agent after the voting deadline. The Company and Bagel Partners have also filed a motion, which remains pending, to designate, pursuant to Section 1126(e) of the Bankruptcy Code, certain votes of the Company's unsecured creditors cast by New World Coffee-Manhattan Bagel, Inc. ("New World") and certain other persons. In the event such motion is granted, the amended plan will be deemed accepted by the class consisting of the Company's general unsecured creditors. In the event the motion is denied, such class will not be deemed to have accepted the plan, and it will be possible to confirm the plan only if the requirements of Section 1129(b) of the Bankruptcy Code, as well as other applicable requirements, are satisfied.

   Objections to the amended plan have been filed by Bagel Partners, the trustee under the Boston Chicken, Inc. plan of reorganization, and New World. There can be no assurance that such objections will be resolved prior to the plan confirmation hearing or that the amended plan will be confirmed notwithstanding such objections.

   On October 25, 2000, the bankruptcy court denied the motion of the Company and Bagel Partners to extend the time periods during which the Company and Bagel Partners have the exclusive right to file a plan of reorganization and to solicit acceptances of a plan. As a result, it is possible that one or more holders of claims or interests in the Company or Bagel Partners will file a plan and seek to have it confirmed by the bankruptcy court.

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

   On May 22, 2000, the bankruptcy court gave final approval to the Company's debtor-in-possession financing agreement providing for borrowings of up to $36.0 million, of which $26.0 million replaces the Company's pre-petition revolving credit facility in its entirety and $10.0 million of which provides additional financing to pay, among other things, employee salaries and benefits, vendors, interest and certain other payments on senior secured debt, professional fees and permitted capital expenditures. See the discussion under the heading "Liquidity and Capital Resources" on page 19.

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

Results of Operations

   Revenue. Total store net revenue decreased 6.8% to $82.7 million for the quarter ended October 1, 2000 compared to $88.4 million for the prior comparable quarter. The decrease in store net revenue for the quarter was primarily due to a decrease in the average number of stores in operation to 459 from 539 for the prior comparable quarter. The reduction in the average number of stores in operation was the result of closing 83 underperforming stores in the second and third quarters of 2000. The impact of fewer stores was offset by an increase in average net weekly per store sales of 8.7% to $14,971 from $13,672 for the prior comparable period. Average net weekly per store sales represents weekly per store average revenue, after customer and employee discounts, for all stores open at the end of the periods presented.

   Total store net revenue decreased 1.0% to $285.2 million for the three quarters ended October 1, 2000 from $288.0 million for the prior comparable period. The decrease in store net revenue for the three quarters was due to a decrease in the average number of stores in operation to 493 from 540 for the prior comparable period. The impact of fewer stores was offset by an increase in average net weekly per store sales of 9.9% to $14,811 from $13,342 for the prior comparable period. The increase in average net weekly per store sales was due to the effect of several Company initiatives, including closure of underperforming stores, increased marketing spending, menu changes, higher menu prices and focus on improved store level operations.

   Comparable store sales increased 3.4% from the prior comparable quarter. Comparable store sales represent average net weekly per store sales for stores open since the beginning of the prior year's comparable period. There were 455 stores in the comparable store sales base.

   Store Costs and Expenses. Cost of products sold as a percent of store net revenue decreased to 32.7% for the quarter ended October 1, 2000 from 33.0% for the prior comparable quarter and decreased to 32.7% for the three quarters ended October 1, 2000 from 33.1% for the prior comparable period. The decrease was attributable to improved management of food costs.

   Salaries and benefits as a percent of store net revenue decreased to 29.8% for the quarter ended October 1, 2000 from 31.0% for the prior comparable quarter and decreased to 30.5% for the three quarters ended October 1, 2000 from 31.3% for the prior comparable period. The decrease reflects the elimination of higher fixed labor costs as a percent of revenue at the underperforming stores closed in the second and third quarters of 2000, as well as the Company's ability to leverage store labor at operating stores as average net weekly per store sales increased.

   Other controllable costs (such as utilities, repair and maintenance, and supplies) as a percent of store net revenue remained constant at 8.3% for the quarter ended October 1, 2000 and the prior comparable quarter and increased to 8.6% for the three quarters ended October 1, 2000 from 8.1% for the prior comparable period. The increase was due primarily to an increase in system support fees, credit card fees, and repair and maintenance charges.

   Rent, occupancy and related costs as a percent of store net revenue decreased to 8.7% for the quarter ended October 1, 2000 from 9.5% for the prior comparable quarter and decreased to 9.0% for the three quarters ended October 1, 2000 from 9.7% for the prior comparable period. The decrease reflects the elimination of higher fixed rent expenses as a percent of revenue at the underperforming stores closed in the second and third quarters of 2000, as well as the leverage gained by increased average net weekly per store sales at operating stores.

   Marketing expenses as a percent of store net revenue increased to 4.2% for the quarter ended October 1, 2000 from 2.3% for the prior comparable quarter and increased to 4.2% for the three quarters ended October 1, 2000 from 2.7% for the prior comparable period. The increase was the result of a decision to increase marketing spending in fiscal 2000.

   As a result of the factors described above, store margins before depreciation and amortization as a percent of store net revenue increased to 16.2% for the quarter ended October 1, 2000 from 15.8% for the prior comparable quarter and increased to 15.1% for the three quarters ended October 1, 2000 from 14.9% for the prior comparable period.

   Depreciation and amortization as a percent of store net revenue increased to 3.4% for the quarter ended October 1, 2000 compared to 2.9% for the prior comparable quarter and increased to 3.3% for the three quarters ended October 1, 2000 compared to 2.9% for the prior comparable period. The increase reflects the elimination of negligible depreciation expense as a percent of revenue at the underperforming stores closed in the second quarter of 2000, the long-lived assets of which had previously been determined to be impaired and were reduced to minimal amounts in 1998.

   Non-Store Salaries, Benefits, General and Administrative. Non-store salaries, benefits, general and administrative expenses as a percent of total revenue decreased to 6.9% for the quarter ended October 1, 2000 compared to 8.9% for the prior comparable quarter and decreased to 8.2% for the three quarters ended October 1, 2000 compared to 9.2% for the prior comparable period. The net change for the three quarters reflects retention bonus accruals of $0.5 million, retention bonus payments of $0.9 million, and a one-time charge of $0.4 million related to commissary closures in the first quarter of 2000, offset by efficiencies of $2.5 million gained by the Company related to the infrastructure separation from Boston Chicken, Inc., a one-time charge of $1.6 million related to store and commissary closures in 1999 and a one-time charge of $0.6 million related to the settlement of shareholder litigation in the second quarter of 1999.

   Pre-Petition Reorganization Expenses. The Company incurred pre-petition reorganization expenses of $2.6 million for the three quarters ended October 1, 2000; there were no reorganization charges in the prior comparable period. Such expenses consist primarily of professional fees paid to representatives of the Company and Bagel Partners, and professional fees incurred by the Company's bank lenders, the holders of the Debentures and the members of Bagel Funding, which were paid by the Company, including $1.3 million of which had been incurred in fiscal 1999 and had previously been capitalized in anticipation of the issuance of securities by the Company in a restructuring transaction.

   Non-Store Depreciation and Amortization. Non-store depreciation and amortization (excluding goodwill amortization) as a percent of total revenue increased to 1.9% for the quarter ended October 1, 2000 from 1.0% for the prior comparable quarter and increased to 1.7% for the three quarters ended October 1, 2000 from 1.1% for the prior comparable period. The increase reflects the capitalization of hardware, software and implementation services related to the development of a business infrastructure independent of Boston Chicken, Inc. Goodwill amortization as a percent of total revenue remained relatively constant at 3.2% for the quarter ended October 1, 2000 compared to 3.1% for the prior comparable quarter and remained constant at 3.1% for the three quarters ended October 1, 2000 and the prior comparable period.

   Other Expense. The Company incurred other expense of $1.1 million for the quarter ended October 1, 2000 compared to $2.8 million for the prior comparable quarter and incurred $6.4 million for the three quarters ended October 1, 2000 compared to $9.1 million for the prior comparable period. The net change reflects a decrease in interest expense recognized on the Debentures as a result of the Company's Chapter 11 filing, offset by an increase in expense related to a higher average amount of bank facility debt in the first three quarters of 2000. See Note 7 of Notes to the Company's Consolidated Financial Statements.

   Reorganization Items. The Company incurred reorganization items of $3.5 million for the quarter ended October 1, 2000 and incurred $13.1 million for the three quarters ended October 1, 2000; there were no reorganization charges in the prior comparable periods. Such expenses consist primarily of a provision of $5.2 million for loss on disposal of assets, a provision of $3.2 million for rejected leases and executory contracts, and charges of $4.7 million for other expenses, consting primarily of professional fees paid to representatives of the Company and professional fees incurred by the Company's bank lenders and the Creditors Committee which were paid by the Company.

   Minority Interest. The minority interest in losses of Bagel Partners was $0.2 million for the quarter ended October 1, 2000 compared to $0.1 million for the prior comparable quarter and $2.8 million for the three quarters ended October 1, 2000 compared to $1.0 million for the prior comparable period.

   Income Taxes. The Company had a $0.1 million income tax expense in the first three quarters of 2000, consisting of state and local taxes.

Liquidity and Capital Resources

   The Company's primary sources of capital in 1999 and the first three quarters of 2000 were from internally generated cash from operations and borrowings under the Company's revolving credit facility and debtor-in-possession financing facility. Cash provided by operations for the three quarters ended October 1, 2000 was $6.4 million compared to $7.7 million for the prior comparable period. The decrease in cash from operations was primarily the result of reorganization expenses and reorganization items in an amount in excess of increases in store cash flow.

   The Company is a party to a debtor-in-possession financing agreement, providing for borrowings in the form of a revolving loan of up to $36.0 million (the "DIP Facility"). Of such amount, $26.0 million replaces the Company's pre-petition revolving credit facility in its entirety and $10.0 million provides additional funding for the Company's operating expenses, including employee salaries and benefits, payments to vendors, interest and certain other payments under the DIP Facility, professional fees and permitted capital expenditures. Under the terms of the DIP Facility, the revolving loan is available to the Company until November 17, 2000, although the Company is currently negotiating an extension of the DIP Facility termination date. The Company cannot be sure that an extension of the DIP Facility will be obtained or, if obtained, the terms on which it will be available.

   Draws made under the DIP Facility bear interest at a rate equal to Bank of America, N.A.'s reference rate plus 1.0% (10.5% at October 1, 2000). The Company is required to pay an unused line fee of 0.5%. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries. The DIP Facility contains financial covenants requiring the maintenance of minimum cumulative EBITDA (as defined in the DIP Facility), weekly per store average ("WPSA") revenues and limiting capital expenditures, as well as negative covenants limiting additional indebtedness, liens and sales of assets, and prohibiting dividend payments.

   Cash provided by financing activities was $2.2 million for the three quarters ended October 1, 2000, resulting from the net borrowings and repayments under the Company's credit facilities. Borrowings and repayments for the three quarters ended October 1, 2000 exceeded those for the prior comparable period because the Company's credit agreement was amended in the first quarter of fiscal 2000 to require daily repayment of funds and reborrowing on a gross basis, rather than on a net basis, as previously permitted.

   The Company's primary uses of capital during the remainder of 2000, other than providing working capital for normal operating expenses, are expected to consist primarily of payment of professional fees in connection with the Company's capital restructuring project and the Chapter 11 cases, expenditures related to the development of business infrastructure and systems, including the acquisition of hardware, software licenses, and implementation services for enterprise and store systems, expenditures related to refurbishing existing stores, expenditures related to the completion of work on the Company's support center, and payment of interest and fees under the DIP Facility.

   The Company's primary sources of capital during the remainder of 2000 are expected to consist primarily of internally generated cash from operations and borrowings under the DIP Facility. The Company had previously received from BNP Paribas a commitment for a $60.0 million secured credit facility to be made available upon the

Company's and Bagel Partners' emergence from Chapter 11. Such commitment was not extended beyond its October 31, 2000 expiration date. The Company currently anticipates that it will negotiate with one or more other lenders the terms of a secured financing to be available upon emergence. However, the confirmation of a plan and the emergence of the Company and Bagel Partners are subject to significant risks and uncertainties, and the availability of financing to fund a plan for emergence is not assured. See "Special Note Regarding Forward-Looking Statements" on page 15.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments.

   As of October 1, 2000, $38.8 million of floating-rate debt was exposed to changes in interest rates compared to $36.6 million at December 26, 1999. This exposure was primarily linked to the prime lending rate. A hypothetical 10% change in the prime lending rate would not have had a material effect on the Company's annual results of operations.

   As of October 1, 2000 and December 26, 1999, the Company also had $125.0 million of fixed-rate convertible subordinated debentures due 2004. A hypothetical 10% change in interest rates on this debt would affect the market value of these financial instruments.

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

          B. Reports on Form 8-K: During the quarter ended October 1, 2000, the Company filed three current reports on Form 8-K, dated August 11, 2000, September 14, 2000 and September 22, 2000. The report dated August 11, 2000 described a ruling of the U.S. Bankruptcy Court relating to certain rights of Bagel Store Development Funding, L.L.C. to put its limited partnership interest in Einstein/Noah Bagel Partners, L.P. ("Bagel Partners") to either the Company or Bagel Partners. The report dated September 14, 2000 described the Company's announcement that it had reached agreement with the Official Committee of Unsecured Creditors in the Company's Chapter 11 case on all outstanding issues regarding the Company's plan of reorganization. The report dated September 22, 2000 reported that the Bankruptcy Court had commenced the confirmation hearing for the Company's plan of reorganization on September 19, 2000 and adjourned the hearing to November 6, 2000.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EINSTEIN/NOAH BAGEL CORP.



Date: November 15, 2000                /s/ Robert M. Hartnett
                              -----------------------------------------------
                                           Robert M. Hartnett
                                          Chairman of the Board,
                                   Chief Executive Officer and President



Date: November 15, 2000                /s/ Robert C. Ellis
                              -----------------------------------------------
                                           Robert C. Ellis
                                       Chief Financial Officer

                                 EXHIBIT INDEX

27   Financial Data Schedule.