Form 10-K
period 2001-01-02
EINSTEIN NOAH BAGEL CORP
filed 2001-04-02
CIK 1007184

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 2, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes: X No:___
                                                               --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_].

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $955,673 at March 16, 2001 (based on the closing sale price on the Over-the-Counter Bulletin Board on March 16, 2001). At March 16, 2001, the registrant had issued and outstanding an aggregate of 34,083,681 shares of common stock (including 813,146 shares of common stock held by a subsidiary of the Company).

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements in this Form 10-K, including, without limitation, under "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements reflect management's current expectations or beliefs, but involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Einstein/Noah Bagel Corp. ("ENBC" or the "Company") and Einstein/Noah Bagel Partners, L.P., a majority-owned subsidiary of the Company ("ENBP, L.P." or "Bagel Partners"), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Except as may be required by applicable law, the Company undertakes no obligation to update or revise any "forward-looking statements" that may be included in this Form 10-K.

   On April 27, 2000, the Company and Bagel Partners filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), and the Company and Bagel Partners filed a joint plan of reorganization. Forward-looking statements related to the Chapter 11 cases also involve known and unknown risks, uncertainties and other factors, including, without limitation, approval of the Company's plans and activities by the Bankruptcy Court (including a plan of reorganization or a sale of substantially all the assets of the Company and Bagel Partners), opposition of holders of claims and interests in the Chapter 11 cases to the Company's proposed plans and activities, uncertainties with respect to competing plans of reorganization that might be prosecuted by holders of claims or interests in the Chapter 11 cases, the ability of the Company to continue to operate as a going concern, retention of management and other personnel during the Chapter 11 proceedings, the continued availability of debtor-in-possession financing, the availability of exit financing to facilitate emergence from Chapter 11 pursuant to a plan of reorganization, the duration of the Chapter 11 proceedings, the ability of the Company to operate successfully under the Chapter 11 proceedings, uncertainties with respect to the official committee of unsecured creditors and uncertainties with respect to continued public trading in the Company's securities.

   In addition to restructuring related risks and uncertainties, the results, performance or achievements of the Company and Bagel Partners are subject to a number of risks and uncertainties including, without limitation, the following: the generation of sufficient cash from operations to repay debt obligations; the ability to attract and retain necessary management and other personnel; the ability to successfully build and open new stores; successful development and implementation of a franchise system; the availability and cost of food, beverages and other supplies; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; changes in business strategy or development plans; achievement of development schedules; availability, locations, and terms of sites for store development; food, labor, and employee benefit costs; changes in government regulation; regional weather conditions; the Company's ability to implement new information technology systems; and other factors referenced in this Form 10-K. The Company cannot predict which factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition to considering statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking.

                                    PART I

ITEM 1.  BUSINESS

General

     References in this Form 10-K to the "Company" mean the Company, its predecessors and its and their subsidiaries, including Bagel Partners, unless the context otherwise requires. Einstein Bros.(R) and Noah's New York Bagels(R) are trademarks owned by the Company.

     The Company owns and operates specialty retail stores that feature fresh-baked bagels, proprietary cream cheeses, specialty coffees and teas, and creative soups, salads and sandwiches under the Einstein Bros. Bagels and Noah's New York Bagels brand names. The Company's primary brand, Einstein Bros. Bagels, was developed by the Company after it was formed in March 1995. The Noah's New York Bagels brand was acquired by the Company in February 1996. As of January 2, 2001, there were 458 Company stores in operation systemwide in 45 designated market areas ("DMAs"), including 371 Einstein Bros. Bagels stores in 38 of such DMAs throughout the United States and 87 Noah's New York Bagels stores in seven of such DMAs located in northern California, portions of Los Angeles, Portland and Seattle/Tacoma. The Company also licenses three Einstein Bros. Bagels stores located in Phoenix, Arizona, Washington, DC and Winter Park, Colorado and two Noah's New York Bagels stores located in the San Francisco International Airport and the San Jose International Airport. During fiscal 2000 the Company closed 84 stores and opened three new stores. Subsequent to the end of fiscal 2000, the Company opened two new stores.

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

Capital Restructuring and Chapter 11 Filings

     From 1995 to 1997, ENBC pursued an aggressive growth strategy aimed at establishing its presence and brand awareness in local markets. During this period, stores were developed and operated largely by the efforts of area developers (the "Area Developers"). In 1997, ENBC entered into a series of transactions (the "1997 Transactions"), whereby four of ENBC's five Area Developers were merged into a surviving area developer, Bagel Partners. Following the 1997 Transactions, the Company, under a new management team led by Robert Hartnett, the Company's chairman, chief executive officer and president, implemented a number of measures to integrate business operations and procure the expected benefits from the 1997 Transactions. During this time, the Company also developed a separate support infrastructure independent of Boston Chicken, Inc. ("Boston Chicken"), which then owned a majority of its capital stock. The development of this separate infrastructure was completed in the first quarter of fiscal 2000.

     Despite the Company's successful integration of operations after the 1997 Transactions, the Company's resources proved to be insufficient to meet its current and future operational, financial and capital requirements on a current and long-term basis. In the months leading up to the filing of the Chapter 11 cases, the Company was faced with several immediate concerns relating to its ability to fund its operations on a current basis. First, it became clear that, as a result of the financial covenants governing additional borrowings under its pre-petition credit facility (the

"Pre-Petition Facility"), the Company would encounter difficulty in making additional draws under the Pre-Petition Facility, thereby jeopardizing the Company's ability in the near term to fund operations, make necessary capital improvements and pay its obligations as they became due. In addition, the Company did not anticipate having sufficient liquidity to repay the balance of the Pre-Petition Facility, under which $42.5 million was outstanding immediately prior to the commencement of the Chapter 11 cases, and which would have become due and payable in its entirety in October 2000. ENBC also faced potential payment defaults under its 7 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures") and did not anticipate having sufficient liquidity to make its semi-annual interest payment on the Debentures on June 1, 2000.

     On April 27, 2000, the Company and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. ("Bagel Partners"), filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Arizona in Phoenix (the "Bankruptcy Court"). Effective upon such filings, the Company and Bagel Partners are operating their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court. The Chapter 11 cases are being jointly administered for procedural purposes by the Bankruptcy Court under Case No. 00-04447-ECF-CGC. Einstein/Noah Bagel Partners, Inc., a wholly-owned subsidiary of the Company and the general partner of Bagel Partners ("Bagel Partners, Inc."), is not included in the Chapter 11 filings.

     As of the petition date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company or Bagel Partners. In addition, the Company and Bagel Partners may reject executory contracts and unexpired leases, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with procedures set by the Bankruptcy Court and the Bankruptcy Code. On April 28, 2000, the Bankruptcy Court approved the Company's payment of pre-petition employee compensation, benefits and reimbursements and withholding taxes, and the continued payment of these items. The Bankruptcy Court also approved the timely payment, without interruption, of all pre-petition trade payables incurred in the ordinary course of business, including vendor bills submitted prior to the filing, provided that the vendors continued to offer the Company and Bagel Partners credit terms that were the same or better than those offered pre-petition. To date, substantially all pre-petition vendors are providing credit on terms meeting the requirements set by the Bankruptcy Court.

     On May 2, 2000, the Bankruptcy Court set June 30, 2000 as the claims bar date in the Chapter 11 cases.

     As debtors-in-possession, the Company and Bagel Partners are authorized to operate their businesses, but may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. An official committee of unsecured creditors, consisting of HSBC Bank USA (indenture trustee for the the holders of the Company's $125.0 million 7 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures")), and four holders of the Debentures, Loomis, Sayles & Company, L.P., Kayne Anderson, Lonestar Partners, L.P. and Lampe, Conway & Co., L.L.C., was originally formed by the U.S. Trustee on May 9, 2000 (the "Creditors Committee").

     On July 28, 2000, the Bankruptcy Court approved the Company's employment contract with Mr. Hartnett; the Company's severance agreements with certain of its officers, providing certain severance benefits in the event of termination of employment following a change in control of the Company; and the Company's amended and restated employee retention program.

     Upon filing petitions under Chapter 11, the Company and Bagel Partners filed a joint plan of reorganization. Such plan was modified on August 11, 2000, October 31, 2000, January 3, 2001 and January 30, 2001. Under the terms of the plan as originally filed, Bagel Partners would have been merged into the Company, general unsecured creditors of the Company (primarily the holders of the Debentures) would have received approximately 89 percent of the common stock of the reorganized Company, the minority equity holders in Bagel Partners (primarily Bagel Store Development Funding, L.L.C. ("Bagel Funding")) would have received approximately 11 percent of the common stock of the reorganized Company, and holders of the Company's common stock would have received warrants to acquire 2% of the common stock of the Company on a fully diluted basis. The Company had received from BNP Paribas a commitment for a $60.0 million secured credit facility to be made available upon consummation of the plan; however, such commitment was not extended beyond its October 31, 2000 expiration date.

     The Bankruptcy Court approved the disclosure statement pertaining to the plan on July 28, 2000, and the disclosure statement was mailed on August 14, 2000.

     On September 14, 2000, the Company announced that it had reached agreement with the Creditors Committee on all outstanding issues regarding the plan of reorganization and that the Creditors Committee supported the plan, although the Creditors Committee reserved the right to challenge the distribution under the plan to Bagel Funding.

     On October 25, 2000, the Bankruptcy Court denied the motion of the Company and Bagel Partners to extend the time periods during which the Company and Bagel Partners had the exclusive right to file a plan of reorganization and to solicit acceptances of a plan. As a result, it is possible that one or more holders of claims or interests in the Company or Bagel Partners will file a plan with the Bankruptcy Court and seek to have it confirmed.

     The Bankruptcy Court conducted hearings on the confirmation of the plan on various dates through February 2, 2001. The plan was accepted by the holders of at least two-thirds in dollar amount and more than one-half in number of the claims of the class consisting of the Company's pre-petition secured bank debt. However, the plan was not accepted by the class consisting of the Company's general unsecured creditors and the Bankruptcy Court denied the motion of the Company and Bagel Partners to count certain ballots of unsecured creditors of the Company that had been received by the solicitation agent after the voting deadline. The Company and Bagel Partners also filed a motion, which remains pending, to designate, pursuant to Section 1126(e) of the Bankruptcy Code, certain votes of the Company's unsecured creditors cast by New World Coffee-Manhattan Bagel, Inc. ("New World"), a competitor of the Company which had purchased Debentures, and certain other persons associated with New World. In the event such motion were granted, the plan would be deemed accepted by the class consisting of the Company's general unsecured creditors. In the event the motion were denied, such class would not be deemed to have accepted the plan, and it would be possible to confirm the plan only if the requirements of Section 1129(b) of the Bankruptcy Code, as well as other applicable requirements, were satisfied.

     Objections to the plan were filed by Bagel Funding, the trustee under the Boston Chicken plan of reorganization (the "Boston Chicken Plan Trustee"), and New World. On January 3, 2001, the Company and Bagel Partners filed modifications to the plan that provided for (a) an additional distribution of $2.5 million in cash to minority holders in Bagel Partners, and (b) a distribution to holders of the Company's common stock of (i) warrants to purchase 10% of the common stock of the reorganized Company, on a fully-diluted basis, for an exercise price of approximately $18.7 million and (ii) an amount in cash equal to $1.0 million less the amount payable to the Boston Chicken Plan Trustee for reimbursement of fees and expenses incurred by the Boston Chicken Plan Trustee in connection with the Chapter 11 cases of the Company and Bagel Partners. At that time, Bagel Funding, the Boston Chicken Plan Trustee and the Creditors Committee indicated that they intended to support the plan as so modified.

     In January 2001, New World, and certain persons associated with New World, on the one hand, and an affiliate of Three Cities Research, a private equity investment firm (with its affiliates, "Three Cities"), on the other hand, purchased positions in the Debentures sufficient to give each a "blocking position" with respect to approval of the Company's joint plan of reorganization in the event the Company and Bagel Partners were required to resolicit votes with respect to the plan. In addition, certain members of the Creditors Committee sold their Debentures and all of the members of the Creditors Committee resigned; to date no other members have been appointed. After the transactions in the Debentures described above, the Company and Bagel Partners negotiated to resolve outstanding objections to the plan. These efforts were unsuccessful, and support by the principal holders of claims and interests in the Chapter 11 cases, including those who had previously supported the plan, waned. On February 2, 2001, the Boston Chicken Plan Trustee filed a conditional reinstatement of objections to the plan. Accordingly, the Company's plan faced a number of obstacles, including, without limitation: the lack of sufficient votes of the Company's general unsecured creditors unless the designation motion of the Company and Bagel Partners was granted; the presence of objections to the plan by New World and the Boston Chicken Plan Trustee (and the risk of reinstatement of objections by Bagel Funding); the need to obtain exit financing to facilitate emergence from Chapter 11 pursuant to the plan; and the risk that the Bankruptcy Court would require resolicitation of votes to confirm the plan as a consequence of plan modifications and changes in the terms of any exit financing.

     On February 12, 2001, the Company announced that it had entered into an agreement with ENB Acquisition LLC ("ENB"), an affiliate of Three Cities, providing for the sale to ENB of substantially all of the assets of the Company and Bagel Partners under Section 363 of the Bankruptcy Code, for a purchase price consisting of $145.0 million in cash and the assumption of $22.7 million in current liabilities and certain other liabilities and obligations. Under the purchase agreement, if the agreement is terminated and the Company accepts an acquisition proposal from a third party other than ENB, then in certain circumstances the Company will be obligated to make a termination payment of $5.0 million to ENB. On March 5, 2001, the Bankruptcy Court entered an order approving such termination payment and bidding procedures (the "Bidding Procedures Order"), and the court set May 23, 2001 as the date for the hearing (the "Sale Hearing") on the motion to approve the sale to ENB (and, if at least one other qualified bid is received, to conduct an auction). New World has filed an appeal to the Bidding Procedures Order and has elected to have the appeal heard by the U.S. District Court for the District of Arizona. The Boston Chicken Plan Trustee has also filed a notice of appeal of the Bidding Procedures Order, as well as a motion for leave to prosecute an interlocutory appeal.

     The Company is currently holding the prosecution of its joint plan of reorganization in abeyance and pursuing a sale of substantially all of the assets of the Company and Bagel Partners pursuant to Section 363 of the Bankruptcy Code in accordance with the Bidding Procedures Order. To date, no other holder of claims or interests in the Company or Bagel Partners has filed a plan of reorganization with the Bankruptcy Court, although representatives of New World have indicated to the Bankruptcy Court that New World intends to file a plan of reorganization, and representatives of the Boston Chicken Plan Trustee have indicated to the Bankruptcy Court that the Boston Chicken Plan Trustee intends to file a plan of reorganization. In addition, the Boston Chicken Plan Trustee on March 30, 2001 filed with the Securities and Exchange Commission an initial third party tender offer statement on Schedule TO which included as an exhibit a form of disclosure statement purporting to describe a plan which, among other things, would provide for the reinstatement of the Debentures.

Business Strategy

     Maintain Efficient Operations. The Company has designed and implemented restaurant managerial and operating procedures designed to control expenses while improving food quality and customer service. The Company is supplied by two bagel manufacturing facilities (one in Indianapolis, operated by a third-party baking company, and one in Whittier, California, operated by the Company) which take advantage of volume purchasing of food ingredients and provide system-wide consistency and economies of scale. To develop and motivate its restaurant managers, the Company offers performance-based incentive compensation and opportunities for advancement. These incentives are paid in cash and are tied to store-level performance, including various weekly per store average ("WPSA") sales and store-level margin hurdles.

     Expand Menu Offering. The Company has successfully expanded the Einstein Bros. Bagels menu into gourmet sandwiches, foccacia, bagel dogs and gourmet salads, winning greater credibility for its lunch day-part. Management believes that there is further opportunity for new unit expansion with the Company's repositioned fast-casual business model. Upon completing its menu expansion at the Einstein Bros. Bagels stores, the Company's management is focusing on the Noah's stores and anticipates making similar improvements.

     Open New Restaurants. The Company plans to embark on a store expansion strategy to increase market penetration and consumer awareness in existing markets such as Chicago, South Florida, Phoenix, Las Vegas and Albuquerque. The Company hopes to accelerate its expansion program by opening new restaurants in both traditional store venues and alternative formats such as hotels, airports and colleges. The Company has opened only 27 new restaurants since the end of 1997, focusing more on improving existing operations and developing uniformity between concepts. The Company expects the cost of opening new Einstein Bros. Bagels stores (net of tenant improvement allowance) to average approximately $350,000 per store. The Company believes that its Company store expansion strategy can only be implemented upon the emergence of the Company's business from Chapter 11 proceedings.

     Develop Franchise System. Though ENBC historically franchised its stores through its Area Developer system, difficulties resulting from that system led ENBC to cease franchising efforts in 1997. As the Company emerges from Chapter 11, it plans to increase market penetration by resuming franchising and licensing of its concepts. This franchise approach is designed to enable the Company to increase market penetration and enter new markets without additional capital expenditures. Management believes that the increased breadth of its menu and day-part offerings, as well as the cost of new stores, will make the Company's concepts attractive to franchisees and licensees. The Company believes that its franchise strategy can only be implemented upon the emergence of the Company's business from Chapter 11 proceedings.

     Expand Catering Business. The Company launched its catering business in September 1998, primarily through the Einstein Bros. Bagels concept. Since its beginning, the catering business has generated over $16 million in total revenue, with the bulk of sales derived from the breakfast segment. Catering sales in 2000 increased 105% over 1999, to $9.4 million. As the vast majority of catering sales are generated in only six of Einstein Bros. Bagels' 38 designated market areas, management believes there is significant opportunity to grow this segment of the business by expanding catering services in under-penetrated existing markets, as well as new markets. In addition, the catering business is expected to benefit from the continued growth of the Company's lunch menu.

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

     The food service industry is intensely competitive with respect to food quality, concept, convenience, location, customer service and value. In addition, there are many well-established food service competitors with substantially greater financial and other resources and substantially longer operating histories than the Company. Many of such competitors are less dependent than the Company on a single, primary product. The Company believes that it competes with other bagel retailers and bakeries, including Brueggers and Manhattan Bagel, specialty coffee retailers, including Starbucks, and other "fast casual" food service retailers, including Panera Bread, Corner Bakery and Chipotle Mexican Grill. The Company also competes with fast-food restaurants, delicatessens, take-out food service companies, supermarkets and convenience stores. In addition, the Company believes that the start-up costs associated with retail bagel and similar food service establishments are not a significant impediment to entry into the retail bagel business. The Company believes that its Einstein Bros. Bagels and Noah's New York Bagels brands compete favorably in the important factors of food quality, convenience, customer service and value.

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

Vendors

     The Company is party to an agreement with Indianapolis-based Harlan Bagel Supply Company, L.L.C. ("Harlan") and the equity owners of Harlan. Under the agreement, Harlan has agreed to sell frozen bagel dough to the Company at a price equal to the cost of ingredients and packaging, a predetermined allowance for product losses and a fixed toll charge (which is subject to adjustment for inflation, changes in formulations, specifications or procedures required by the Company or failure of the Company to purchase certain minimum numbers of bagels). The Company leases to Harlan certain equipment owned by the Company. Harlan has granted to the Company an option to acquire all of the assets of Harlan at a formula price equal to a multiple of Harlan's profits from sales of products under the supply agreement. The option is exercisable through the term of the supply agreement or the equipment lease agreement (currently April 2005) in the event of a default under the equipment lease agreement or a default under Harlan's third-party loan agreements or other debt obligations.

     The Company has a long-term distribution agreement with Marriott Distribution Services, Inc. ("Marriott"), which provides for distribution of food, beverages and supplies to stores at a negotiated fixed mark-up above cost. The Company purchases the majority of its products and supplies from Marriott. On July 27, 2000, the Bankruptcy Court approved the Company's assumption of its contract with Marriott.

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

Employees; Labor Matters

     As of March 16, 2001, the Company had approximately 10,150 employees, of which approximately 9,850 were store-level employees. The Company believes that its relationship with its employees is good.

Executive Officers

     Set forth below are the names and ages of the executive officers of the Company, the positions they hold with the Company, and summaries of their business experience. Executive officers are elected by, and serve at the discretion of the Board of Directors. The executive officers of the Company are as follows:

     Robert M. Hartnett, age 49, became Chief Executive Officer and a director of the Company in February 1998, and he became President and Chairman of the Board of the Company in May 1998. Mr. Hartnett has also served as Vice President-Eastern Zone of the General Partner of Bagel Partners since December 1997. From March

1996 to February 1998, Mr. Hartnett served as President and Chief Executive Officer of one of the Company's former area developers.

     Paul J. B. Murphy III, age 46, became Executive Vice President - Operations of the Company in March 1998. From December 1997 to March 1998, Mr. Murphy served as Senior Vice President - Operations of the Company and from July 1996 until December 1997, he was Chief Operating Officer of one of the Company's former area developers. Prior to that time, he was Director of Operations of R&A Foods, L.L.C., an area developer of Boston Chicken, from August 1992 until July 1996.

     Gail A. Lozoff, age 50, became Chief Marketing Officer of the Company in March 1998 and has been a director of the Company since April 1995. From October 1997 until March 1998, Ms. Lozoff served as Chief Concept Officer of the Company. From September 1996 until October 1997, Ms. Lozoff served as a Vice President of the Company and from April 1995 until September 1996, she served as Vice President-Design and Merchandising of the Company.

     Paul A. Strasen, age 44, has been a Senior Vice President of the Company since February 1997 and has been General Counsel of the Company since April 1995. Mr. Strasen has also served as a Vice President of the General Partner of Bagel Partners since December 1997 and was a Senior Vice President of Boston Chicken from May 1997 until December 1997. From April 1995 to February 1997, he was a Vice President of the Company.

     Robert C. Ellis, age 43, became Interim Chief Financial Officer of the Company in October 2000. From June 1994 to October 2000, Mr. Ellis was an independent consultant providing consulting and interim management services to financially troubled companies in a variety of industries.

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

ITEM 3.  LEGAL PROCEEDINGS

     On April 27, 2000, the Company and its majority-owned subsidiary, Bagel Partners, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Effective upon such filings, the Company and Bagel Partners are operating their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court. The Chapter 11 cases are being jointly administered for procedural purposes by the Bankruptcy Court under Case No. 00-04447-ECF-CGC. Bagel Partners, Inc., a wholly-owned subsidiary of the Company and the general partner of Bagel Partners, is not included in the Chapter 11 filings. See Item 1. "Business - Capital Restructuring and Chapter 11 Filings."

     On May 10, 2000, the Company and Bagel Partners filed a motion in the Bankruptcy Court in which they asked the court to determine that the joint plan or reorganization filed by them properly classifies the interest of Bagel Funding as a limited partner of Bagel Partners, with certain contractual rights to require the Company or Bagel Partners to redeem such interest (the "Put Right"), as an equity interest in Bagel Partners. The Creditors Committee also filed a motion seeking to characterize Bagel Funding's rights as an equity interest or to subordinate any claims Bagel Funding may have.

     On August 7, 2000, the Bankruptcy Court issued a ruling with respect to the Put Right. Specifically, the court held as to Bagel Partners that the Put Right is an equity interest in, and not a debt claim against, Bagel Partners. As to the Company, the Bankruptcy Court concluded that the Put Right does not create an enforceable right to payment in favor of Bagel Funding against the Company. Accordingly, the Bankruptcy Court found that any rights that Bagel Funding may have against the Company are not claims against, but equity interests in, the Company. Bagel Funding has filed a notice of appeal of the Bankruptcy Court's ruling. Bagel Funding also filed a motion for leave to prosecute an interlocutory appeal, which was denied by the Bankruptcy Appellate Panel for the Ninth Circuit. See Note 11 of the Notes to the Company's Consolidated Financial Statements.

     On June 13, 2000, the Creditors Committee filed an adversary complaint in the Bankruptcy Court seeking to substantively consolidate the estates of the Company and Bagel Partners. On August 30, 2000, New World also filed an adversary complaint in the Bankruptcy Court seeking to substantively consolidate the estates. The Company believes both complaints are without merit and has filed answers contesting the relief sought therein. These adversary proceedings are currently inactive.

     On March 5, 2001, the Bankruptcy Court entered the Bidding Procedures Order and set May 23, 2001 as the date for the Sale Hearing in connection with the proposed sale of substantially all of the assets of the Company and Bagel Partners to ENB. The Company is currently holding the prosecution of its joint plan of reorganization in abeyance and pursuing a sale of substantially all of the assets of the Company and Bagel Partners pursuant to Section 363 of the Bankruptcy Code in accordance with the Bidding Procedures Order. To date, no other holder of claims or interests in the Company or Bagel Partners has filed a plan of reorganization, although representatives of New World have indicated to the Bankruptcy Court that New World intends to file a plan of reorganization, and representatives of the Boston Chicken Plan Trustee have indicated to the Bankruptcy Court that the Boston Chicken Plan Trustee intends to file a plan of reorganization. See Item 1. "Business - Capital Restructuring and Chapter 11 Filings." New World has filed an appeal to the Bidding Procedures Order and has elected to have the appeal heard by the U.S. District Court for the District of Arizona. The Boston Chicken Plan Trustee has also filed a notice of appeal of the Bidding Procedures Order, as well as a motion for leave to prosecute an interlocutory appeal.

     At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business. Additional information regarding the Chapter 11 cases is set forth in Item 1. "Business - Capital Restructuring and Chapter 11 Filings", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note 2 of Notes to Consolidated Financial Statements, and the Report of Independent Auditors included herein. See also Special Note Regarding Forward-Looking Statements on page 2.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On March 7, 2000, the Company's common stock began trading on the Over-the-Counter Bulletin Board. Prior to that time the Company's common stock was traded on the Nasdaq SmallCap Market.

     The following table sets forth the high and low sales prices of the common stock during each of the Company's 1999 and 2000 fiscal quarters, as quoted on the Nasdaq SmallCap Market or the Over-the-Counter Bulletin Board, as reported by The Wall Street Journal (Western Edition).

                                                    High          Low
                 1999
                 ----
                 First Quarter                      $2.00000     $1.12500
                 Second Quarter                      1.40625       .96875
                 Third Quarter                        .90625       .62500
                 Fourth Quarter                       .87500       .31250

                 2000
                 ----
                 First Quarter                      $ .65625     $ .18750
                 Second Quarter                       .18750       .06250
                 Third Quarter                        .07813       .04688
                 Fourth Quarter                       .09375       .01563


     On March 16, 2001, the last reported sale price of the common stock on the Over-the-Counter Bulletin Board was $0.06250 per share. As of March 16, 2001, there were approximately 717 record holders of the common stock.

     The Company has never paid cash dividends on its common stock and, in light of the Chapter 11 proceedings, does not anticipate paying any cash dividends in the foreseeable future. In addition, the DIP Facility contains a prohibition on the payment of any cash dividends.

     The Company's joint plan of reorganization, prior to being held in abeyance on account of the pending sale of substantially all of the assets of the Company and Bagel Partners under Section 363 of the Bankruptcy Code and in accordance with the Bidding Procedures Order, contemplated a distribution to holders of the Company's common stock (which was agreed to, at such time, by the Boston Chicken Plan Trustee) of (i) warrants to purchase 10% of the common stock of the reorganized Company, on a fully diluted basis, for an exercise price of approximately $18.7 million and (ii) an amount in cash equal to $1.0 million less the amount payable to the Boston Chicken Plan Trustee for reimbursement of its fees and expenses incurred in connection with the Chapter 11 cases of the Company and Bagel Partners. The amount of value to be recovered by the holders of the Company's common stock pursuant to any plan of reorganization that may be proposed subsequent to a sale of substantially all of the assets of the Company and Bagel Partners is uncertain. The Company believes that the value of its common stock is highly speculative.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial and store data for the Company. This data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included in Item 8 hereof and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 hereof. Income (loss) from operations includes an $18.2 million charge associated with the conversion of loans to former area developers and the merger of those area developers in fiscal 1997 and a $212.4 million charge for impairment of store fixed assets, goodwill and other intangible assets during fiscal year 1998.

                                                                                     Fiscal Year Ended
                                                         ---------------------------------------------------------------------------
                                                          December 29,  December 28,      December 27,     December 26,   January 2,
                                                              1996          1997              1998           1999           2001
                                                           --------      --------          ---------       --------       --------
                                                                  (In thousands, except per share data and number of stores)
Consolidated Statements of Operations Data:
Revenue:
   Store revenue......................................      $ 35,803      $ 28,436           $ 371,919       $375,549     $375,703
   Royalties and franchise-related fees...............        19,918        28,286                   0              0            0
   Interest income from franchisees...................         5,986        21,566                   0              0            0
                                                            --------      --------           ---------       --------     --------
      Total revenue...................................        61,707        78,288             371,919        375,549      375,703
Income (loss) from operations.........................        10,039         3,664            (234,885)        (3,490)      (4,920)
Reorganization items..................................             -             -                   -              -      (18,340)
Net income (loss).....................................         5,707        (1,402)           (203,927)       (14,383)     (28,230)
Basic earnings (loss) per share.......................          0.29         (0.04)              (6.18)         (0.43)       (0.85)
Diluted earnings (loss) per share.....................          0.27         (0.04)              (6.18)         (0.43)       (0.85)
Weighted average number of common
   shares outstanding:
      Basic...........................................        19,286        32,956              33,024         33,271       33,271
      Diluted.........................................        21,023        32,956              33,024         33,271       33,271

Store Data (unaudited):
Systemwide net revenue................................      $138,251      $302,995           $ 371,919       $375,549     $375,703
Company-owned stores..................................            14           574                 546            539          458
Area developer stores.................................           301             0                   0              0            0
                                                            --------      --------           ---------       --------     --------
Number of stores at end of year.......................           315           574                 546            539          458
                                                            ========      ========           =========       ========     ========

Consolidated Balance Sheet Data:
Total assets..........................................      $332,418      $643,128           $ 375,142       $361,260     $342,707
Long-term debt........................................             -       149,000             143,000              -            -
Stockholders' equity..................................       315,517       330,346             129,358        114,975       86,745

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On April 27, 2000, the Company and Bagel Partners filed the Chapter 11 cases in the Bankruptcy Court. See Item 1. "Business - Capital Restructuring and Chapter 11 Filings" and Note 2 of Notes to the Company's Consolidated Financial Statements. The Company's financial performance is subject to significant risks and uncertainties as a result of the pending Chapter 11 proceedings, including, among others: the risk that the Company will be unable to sustain store revenue growth; the risk that the Company will lose key employees and that employee turnover in general, including at the store level, will increase; the risk that the business will be materially adversely affected by the inability of the Company to implement portions of its business plan that call for Company store growth or franchise growth; and the risk that the Company's business will suffer relative to competitors who are not subject to the risks and uncertainties associated with Chapter 11 proceedings. In addition, the Company's liquidity and capital resources are adversely affected by the Chapter 11 cases. See Special Note Regarding Forward-Looking Statements on page 2.

Results of Operations

  Fiscal year ended January 2, 2001 compared to fiscal year ended December 26, 1999

     Revenue. Total store net revenue remained relatively constant at $375.7 million in 2000 compared to $375.5 million in the prior year. The net change in store net revenue was primarily due to an increase in average net weekly per store sales offset by a decrease in the average number of stores. Average net weekly per store sales increased 10.0% to $14,847 compared to $13,490 in the prior year. Average net weekly per store sales represents weekly per store average revenue, after customer and employee discounts, for all stores open at the end of the periods presented. The increase in average net weekly per store sales was due to the effect of several Company initiatives, including menu changes, higher menu prices, closure of underperforming stores, increased marketing spending and focus on improved store level operations. The average number of stores in operation in 2000 was 482 compared to 540 in the prior year; the reduction was the result of closing 84 underperforming stores and opening three stores in 2000.

     Comparable store sales increased 4.6% from the prior year. Comparable store sales represent average net weekly per store sales for stores open since the beginning of the prior year. There were 450 stores in the comparable store base.

     Store Costs and Expenses. Cost of products sold as a percent of store net revenue decreased to 32.7% in 2000 from 33.0% in the prior year. The decrease was primarily attributable to improved management of food costs.

     Salaries and benefits as a percent of store net revenue decreased to 30.4% in 2000 from 31.3% in the prior year. The decrease reflects the elimination of higher fixed labor costs as a percent of revenue at the underperforming stores closed in 2000, as well as the Company's ability to leverage store labor at operating stores as average net weekly per store sales increased.

     Other controllable costs (such as utilities, repair and maintenance, and supplies) as a percent of store net revenue increased to 8.4% in 2000 from 8.2% in the prior year. The increase was due primarily to an increase in system support fees, credit card fees, and repair and maintenance charges.

     Rent, occupancy and related costs as a percent of store net revenue decreased to 8.8% in 2000 from 9.6% in the prior year. The decrease reflects the elimination of higher fixed rent expenses as a percent of revenue at the underperforming stores closed in 2000, as well as the leverage gained by increased average net weekly per store sales at operating stores.

     Marketing expenses as a percent of store net revenue increased to 3.9% in 2000 from 2.4% in the prior year. The increase was the result of a decision to increase marketing spending in fiscal 2000.

     As a result of the factors described above, store margins before depreciation and amortization as a percent of store net revenue increased to 15.8% in 2000 from 15.4% in the prior year.

     Depreciation and amortization as a percent of store net revenue increased to 3.3% in 2000 from 2.9% in the prior year. The increase reflects the elimination of negligible depreciation expense as a percent of revenue at the underperforming stores closed in 2000, the long-lived assets of which had previously been determined to be impaired and were reduced to minimal amounts in 1998.

     Non-store Salaries, Benefits, General and Administrative Expenses. Non-store salaries, benefits, general and administrative expenses as a percent of total revenue decreased to 8.4% in 2000 from 9.3% in the prior year. The net change reflects retention bonus payments of $1.6 million, a 401(k) employer match of $0.7 million and a one-time charge of $0.4 million related to commissary closures in 2000, offset by efficiencies of $4.0 million gained by the Company related to the infrastructure separation from Boston Chicken, a one-time charge of $1.6 million related to store and commissary closures in 1999 and a one-time charge of $0.6 million related to the settlement of stockholder litigation in 1999.

     Pre-Petition Reorganization Expenses. The Company incurred pre-petition reorganization expenses of $2.6 million in 2000; there were no reorganization expenses in the prior year. Such expenses consist primarily of professional fees paid to representatives of the Company and Bagel Partners, and professional fees incurred by the Company's bank lenders, the holders of the Debentures and the members of Bagel Funding, which were paid by the Company, including $1.3 million which had been incurred in fiscal 1999 and had previously been capitalized in anticipation of the issuance of securities by the Company in a restructuring transaction.

     Non-Store Depreciation and Amortization. Non-store depreciation and amortization (excluding goodwill amortization) as a percent of total revenue increased to 1.6% in 2000 from 1.1% in the prior year. The increase reflects the capitalization of hardware, software and implementation services related to the development of a business infrastructure independent of Boston Chicken, Inc. Goodwill amortization as a percent of total revenue remained constant at 3.1% in 2000 and the prior year.

     Other Expense. The Company incurred other expense of $7.3 million in 2000 compared to $11.9 million in the prior year. The net change reflects a decrease in interest expense recognized on the Debentures as a result of the Company's Chapter 11 filing, offset by an increase in expense related to a higher average amount of bank facility debt in 2000. See Notes 7 and 8 of Notes to the Company's Consolidated Financial Statements.

     Reorganization Items. The Company incurred reorganization items of $18.3 million in 2000; there were no reorganization items in the prior year. Such expenses consist primarily of a provision of $4.7 million for loss on disposal of assets, a provision of $3.2 million for rejected leases and executory contracts, and charges of $10.4 million for other expenses, consisting primarily of professional fees paid to representatives of the Company and professional fees incurred by the Company's bank lenders and the Creditors Committee which are paid by the Company. See Item 1. "Business - Capital Restructuring and Chapter 11 Filings" and Note 2 of Notes to the Company's Consolidated Financial Statements.

     Minority Interest. The minority interest in losses of Bagel Partners was $2.5 million in 2000, compared to $1.1 million in the prior year. The increase was due to the increase in the Company's consolidated net loss.

     Income Taxes. The Company had a $0.1 million income tax expense in each of the 2000 and 1999 fiscal years, consisting of state and local taxes.

  Fiscal year ended December 26, 1999 compared to fiscal year ended December 27, 1998

     Revenue. Total store net revenue increased 1.0% to $375.5 million in 1999 compared to $371.9 million in the prior year. The increase in store net revenue was due to an increase in average net weekly per store sales offset by a decrease in the average number of stores. Average net weekly per store sales were $13,490 compared to $13,103 in the prior year. Average net weekly per store sales represents weekly per store average revenue, after customer and employee discounts, for all stores open at the end of the periods presented. The increase in average net weekly per store sales was due to the effect of several Company initiatives, including menu changes, higher menu prices, closure of underperforming stores, and focus on improved store level operations. These Company initiatives were instituted earlier in the Company's Einstein Bros. Bagels concept than in its Noah's New York Bagels concept, and they were offset by declines due to less marketing spending and lower per store revenue generated by the Noah's New York Bagels stores. The average number of stores in operation in 1999 was 540 compared to 551 in the prior year.

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

     Depreciation and amortization as a percent of store net revenue decreased to 2.9% in 1999 from 5.1% in the prior year. The decrease was the result of the charge taken in 1998 for impairment of long-lived assets.

     Non-store Salaries, Benefits, General and Administrative Expenses. Non-store salaries, benefits, general and administrative expenses as a percent of total revenue decreased to 9.3% in 1999 from 10.1% in the prior year. The decrease was due to a prior year reduction in force and an associated one-time charge of $2.3 million for severance offset by a one-time charge of $1.6 million related to store and commissary closures and a one-time charge of $0.6 million related to the settlement of stockholder litigation in 1999.

     Non-Store Depreciation and Amortization. Non-store depreciation and amortization (excluding goodwill amortization) as a percent of total revenue remained relatively constant at 1.1% in 1999 compared to 1.3% in the prior year. Goodwill amortization as a percent of total revenue also remained relatively constant at 3.1% in 1999 compared to 2.9% in the prior year. The net changes reflect an increase due to shortened lives of trademarks and goodwill offset by the decrease in the remaining balances as a result of the charge for impairment of long-lived assets taken in 1998.

     Other Expense. The Company incurred other expense of $11.9 million in 1999 compared to $14.9 million in the prior year. The decrease was due to a $3.4 million charge associated with the write-off of certain notes receivable in 1998.

     Minority Interest. The minority interest in losses of Bagel Partners was $1.1 million in 1999, compared to $46.1 million in the prior year. This decrease was due to improved financial performance.

     Income Taxes. The Company had income tax expense of $0.1 and $0.2 million in 1999 and 1998, respectively, consisting of state and local taxes.

Liquidity and Capital Resources

     The Company's primary sources of capital in the 1998, 1999 and 2000 fiscal years have been from borrowings under the Company's revolving credit facilities and internally generated cash from operations. In fiscal 2000, $13.1 million of cash was provided from operations, compared to $6.8 million of cash provided from operations in 1999. The increase in cash from operations from 1999 to 2000 was a result of increased store margins, decreased overhead expenses and decreased payments of principal and interest on bank debt, offset in part by fees and expenses related to the capital restructuring efforts and Chapter 11 cases. In 1999, $6.8 million of cash was provided from operations, compared to $12.5 million of cash used in operations in 1998. The increase in cash from operations from 1998 to 1999 was a result of increased revenues and store margins and decreased overhead expenses.

     The Company is a party to a debtor-in-possession financing agreement, providing for borrowings in the form of a revolving loan of up to $34.0 million (the "DIP Facility"). The DIP Facility expires on May 29, 2001, but such expiration date will be extended until June 15, 2001 if, on or before May 29, 2001, the Bankruptcy Court enters an order approving the sale of substantially all of the assets of the Company and Bagel Partners to ENB (or to another bidder making a higher or better bid). Notwithstanding the foregoing, if the Bankruptcy Court at any time enters an order either vacating, or postponing for more than two weeks, the Sale Hearing, then the DIP Facility, by its terms, terminates on the tenth calendar day following the date of such order.

     Draws made under the DIP Facility bear interest at a rate equal to Bank of America, N.A.'s reference rate plus 1.00% (10.5% at January 2, 2001). The Company is required to pay an unused line fee of 0.5%. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries, including Bagel Partners. The DIP Facility contains financial covenants requiring the maintenance of minimum cumulative EBITDA (as defined in the DIP Facility) and limiting capital expenditures, as well as negative covenants limiting additional indebtedness, liens and sales of assets, and prohibiting dividend payments. As of January 2, 2001, the Company was in compliance with the covenants included in the DIP Facility.

     In 2000, $2.4 million of net cash was provided from financing activities, resulting from net borrowings under the DIP Facility and the Company's pre-petition secured credit facility. As of January 2, 2001, the Company had $4.0 million in cash and cash equivalents and had outstanding a $16.1 million pre-petition term loan and a revolving loan of $22.9 million under the DIP Facility.

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

     In 2000, the Company's primary uses of capital, other than providing working capital for normal operating expenses, consisted of satisfaction of current liabilities (including liabilities incurred in closing stores), payment of professional fees in connection with the Company's capital restructuring project and the Chapter 11 cases, expenditures related to the development of business infrastructure and systems, including the acquisition of hardware, software licenses and implementation services for enterprise and store systems, expenditures related to refurbishing existing stores, expenditures related to the completion of work on the Company's support center, and payment of interest and fees under the DIP Facility.

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

     The Company's primary uses of capital during 2001, other than providing working capital for normal operating expenses, are expected to consist primarily of payment of professional fees in connection with the Company's Chapter 11 cases, expenditures related to the development of business infrastructure and systems, including the acquisition of hardware, software licenses, and implementation services for enterprise and store systems, expenditures related to refurbishing existing stores, expenditures related to the construction of new stores, expenditures related to the completion of work on the Company's support center, and payment of interest and fees under the DIP Facility. See Special Note Regarding Forward-Looking Statements on page 2.

     The Company's primary sources of capital during 2001 are expected to consist primarily of internally generated cash from operations and borrowings under the DIP Facility. In the event the sale of substantially all of the assets of the Company and Bagel Partners has not been consummated by the date on which the DIP Facility expires (currently May 29, 2001, subject to extension to June 15, 2001 in certain circumstances), then the Company may be forced either to seek a further extension of the DIP Facility or to obtain other debtor-in-possession financing. There can be no assurance that such an extension or alternative financing would be obtained in such event, or, if obtained, the terms on which it would be available. In the event such extension or alternative financing could not be obtained, it is anticipated that the Company would not have sufficient liquidity to conduct its operations. See Special Note Regarding Forward-Looking Statements on page 2.

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

     As of January 2, 2001, $39.0 million of floating-rate debt was exposed to changes in interest rates compared to $36.6 million in the prior year. This exposure was primarily linked to the prime lending rate. A hypothetical 10% change in the prime lending rate would not have had a material effect on the Company's annual earnings.

     As of January 2, 2001 and December 26, 1999, the Company also had $125.0 million of fixed-rate convertible subordinated debentures due 2004. A hypothetical 10% change in interest rates on this debt would affect the market value of these financial instruments.

     On April 27, 2000, the Company and Bagel Partners filed the Chapter 11 cases in the Bankruptcy Court. As a result of the filing of the Chapter 11 cases, principal or interest payments may not be made on any pre-petition debt until a plan of reorganization defining the repayment terms has been confirmed by the Bankruptcy Court.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)
                     (In thousands, except per share data)

    The following table shows quarterly unaudited financial results for fiscal years 2000 and 1999. In general, the first quarter consists of four four-week periods and the second, third and fourth quarters consist of three four-week periods. The fourth quarter of fiscal year 2000 includes an additional week due to the 52/53 week convention, and an additional two days due to a change in the Company's fiscal year-end. See Note 3 of Notes to the Company's Consolidated Financial Statements.

                                       First     Second    Third     Fourth
                                      Quarter   Quarter   Quarter   Quarter
                                     ---------  --------  --------  --------
    2000:
    Revenue........................  $118,323   $84,149   $82,748   $90,483
    Income (Loss) from Operations..    (6,110)     (355)      603       942
    Net Loss.......................    (9,331)   (9,509)   (3,805)   (5,585)
    Basic Loss per Share...........     (0.28)    (0.29)    (0.11)    (0.17)
    Diluted Loss per Share.........     (0.28)    (0.29)    (0.11)    (0.17)

    1999:
    Revenue........................  $112,353   $87,296   $88,363   $87,537
    Loss from Operations...........    (2,934)      (31)      (45)     (480)
    Net Loss.......................    (5,702)   (2,733)   (2,803)   (3,145)
    Basic Loss per Share...........     (0.17)    (0.08)    (0.08)    (0.10)
    Diluted Loss per Share.........     (0.17)    (0.08)    (0.08)    (0.10)

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants...........................................................     20

Consolidated Financial Statements:

   Consolidated Balance Sheets at December 26, 1999 and January 2, 2001............................     21

   Consolidated Statements of Operations for the fiscal years ended December 27, 1998,
   December 26, 1999 and January 2, 2001...........................................................     22

   Consolidated Statements of Stockholders' Equity for the fiscal years ended
   December 27, 1998, December 26, 1999 and January 2, 2001........................................     23

   Consolidated Statements of Cash Flows for the fiscal years ended
   December 27, 1998, December 26, 1999 and January 2, 2001........................................     24

   Notes to Consolidated Financial Statements......................................................     25

Report of Independent Public Accountants on Schedule II............................................     45

Supplemental Schedule II...........................................................................     46

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Einstein/Noah Bagel Corp.:

     We have audited the accompanying consolidated balance sheets of Einstein/Noah Bagel Corp. (a Delaware corporation) and subsidiaries as of December 26, 1999 and January 2, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended December 27, 1998, December 26, 1999 and January 2, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Einstein/Noah Bagel Corp. and subsidiaries as of December 26, 1999 and January 2, 2001, and the results of their operations and their cash flows for the fiscal years ended December 27, 1998, December 26, 1999 and January 2, 2001, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company and a subsidiary have filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Furthermore, the Company may not generate sufficient liquidity to meet its financial obligations as they become due, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                       ARTHUR ANDERSEN LLP

Denver, Colorado
March 30, 2001

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                            December 26,               January 2,
                                                                                1999                      2001
                                                                           ---------------           ---------------
                                                                            (pre-petition)
ASSETS
------
Current Assets:
 Cash and cash equivalents.............................................      $       2,708            $        3,959
 Restricted deposits...................................................                  -                        80
 Accounts receivable, net..............................................              1,289                     1,305
 Inventories...........................................................              9,456                     7,819
 Prepaid expenses and other current assets.............................              1,327                       971
                                                                           ---------------           ---------------
  Total current assets.................................................             14,780                    14,134

Property and Equipment, net............................................            123,736                   120,342
Goodwill, net..........................................................            211,848                   200,217
Trademarks, net........................................................              2,052                     2,033
Recipes, net...........................................................              2,358                     2,045
Other Assets, net......................................................              6,486                     3,936
                                                                           ---------------          ----------------
  Total assets.........................................................      $     361,260            $      342,707
                                                                           ===============          ================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities Not Subject to Compromise:
 Current Liabilities:
  Accounts payable.....................................................      $      15,344            $       16,435
  Accrued expenses.....................................................             20,699                    24,199
  Debtor-in-possession financing.......................................                  -                    22,905
  Revolving credit facility............................................             18,600                         -
  Senior term loan.....................................................             18,000                         -
  Convertible subordinated debentures..................................            125,000                         -
                                                                           ---------------          ----------------
   Total current liabilities...........................................            197,643                    63,539
 Other Noncurrent Liabilities..........................................             15,798                    11,697
                                                                           ---------------          ----------------
   Total liabilities not subject to compromise.........................            213,441                    75,236

Liabilities Subject to Compromise......................................                  -                   150,347
Minority Interest......................................................             32,844                    30,379

Stockholders' Equity:
 Preferred Stock -  $.01 par value; 20,000,000 shares authorized;
   no shares issued and outstanding....................................                  -                         -
 Common Stock - $.01 par value; 200,000,000 shares authorized;
   34,083,681 shares issued in 1999 and 2000...........................                341                       341
 Additional paid-in capital............................................            377,616                   377,616
 Treasury Stock, at cost (813,146 shares in 1999 and 2000).............             (5,261)                   (5,261)
 Accumulated deficit...................................................           (257,721)                 (285,951)
                                                                           ---------------          ----------------
   Total stockholders' equity..........................................            114,975                    86,745
                                                                           ---------------          ----------------
   Total liabilities and stockholders' equity..........................      $     361,260            $      342,707
                                                                           ===============          ================

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                      Fiscal Year Ended
                                                         ----------------------------------------
                                                         December 27,    December 26,   January 2,
                                                             1998           1999           2001
                                                         ----------     -----------    ---------
Revenue:
  Store revenue......................................     $ 371,919        $375,549     $375,703

Costs and Expenses:
  Store:
     Cost of products sold...........................       127,573         124,071      122,981
     Salaries and benefits...........................       116,226         117,499      114,265
     Other controllable costs........................        29,392          30,664       31,437
     Rent, occupancy and related costs...............        35,603          36,222       32,983
     Marketing expenses..............................        13,291           9,138       14,615
     Depreciation and amortization...................        19,085          10,816       12,221
                                                         ----------        --------     --------
      Total store costs and expenses.................       341,170         328,410      328,502
  Non-Store:
     Salaries, benefits, general and administrative..        37,571          34,911       31,729
     Impairment of long-lived assets.................       212,371               -            -
     Pre-petition reorganization expenses............             -               -        2,641
     Depreciation and amortization
      (excluding goodwill amortization)..............         4,914           4,085        6,120
     Goodwill amortization...........................        10,778          11,633       11,631
                                                         ----------        --------     --------
      Total non-store costs and expenses.............       265,634          50,629       52,121
                                                         ----------        --------     --------
      Total costs and expenses.......................       606,804         379,039      380,623
                                                         ----------        --------     --------

Loss from Operations.................................      (234,885)         (3,490)      (4,920)
Other Income (Expense):
  Interest income....................................           282               -            -
  Interest expense (contractual interest $9,239 for
     year ended January 2, 2001).....................       (11,811)        (11,877)      (7,368)
  Other, net.........................................        (3,409)              3           37
                                                         ----------        --------     --------
     Total other income (expense)....................       (14,938)        (11,874)      (7,331)
                                                         ----------        --------     --------

Loss before Reorganization Items, Income Taxes
  and Minority Interest..............................      (249,823)        (15,364)     (12,251)
Reorganization Items:
  Provision for loss on disposal of assets...........             -               -       (4,723)
  Provision for rejected executory contracts.........             -               -       (3,223)
  Professional fees..................................             -               -      (10,394)
                                                         ----------        --------     --------
     Total reorganization items......................             -               -      (18,340)
                                                         ----------        --------     --------

Loss before Income Taxes and Minority Interest.......      (249,823)        (15,364)     (30,591)
Provision for Income Taxes...........................           221             106          104
Minority Interest in Loss of Subsidiary..............       (46,117)         (1,087)      (2,465)
                                                         ----------        --------     --------
Net Loss.............................................     $(203,927)       $(14,383)    $(28,230)
                                                         ==========        ========     ========

Basic Loss per Share.................................     $   (6.18)       $  (0.43)    $  (0.85)
                                                         ==========        ========     ========
Diluted Loss per Share...............................     $   (6.18)       $  (0.43)    $  (0.85)
                                                         ==========        ========     ========
Weighted Average Number of Common
  Shares Outstanding:
     Basic...........................................        33,024          33,271       33,271
                                                         ==========        ========     ========
     Diluted.........................................        33,024          33,271       33,271
                                                         ==========        ========     ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                         Fiscal Year Ended
                                                        ------------------
                                            December 27,    December 26,     January 2,
                                                1998            1999            2001
                                            ------------    ------------     ----------
Common Stock
  Balance at beginning of year.............  $     333       $     341       $     341
  Issuance of common stock.................          8               -               -
                                             ---------       ---------       ---------
  Balance at end of year...................  $     341       $     341       $     341
                                             ---------       ---------       ---------
Additional Paid-in Capital
  Balance at beginning of year.............  $ 374,685       $ 377,616       $ 377,616
  Issuance of common stock.................      2,929               -               -
  Exercise of stock options and warrants...          2               -               -
                                             ---------       ---------       ---------
  Balance at end of year...................  $ 377,616       $ 377,616       $ 377,616
                                             ---------       ---------       ---------
Treasury Stock
  Balance at beginning of year.............  $  (5,261)      $  (5,261)      $  (5,261)
                                             ---------       ---------       ---------
  Balance at end of year...................  $  (5,261)      $  (5,261)      $  (5,261)
                                             ---------       ---------       ---------
Accumulated Deficit
  Balance at beginning of year.............  $ (39,411)      $(243,338)      $(257,721)
  Net loss.................................   (203,927)        (14,383)        (28,230)
                                             ---------       ---------       ---------
  Balance at end of year...................  $(243,338)      $(257,721)      $(285,951)
                                             ---------       ---------       ---------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Fiscal Year Ended
                                                                 -----------------------------------------
                                                                 December 27,     December 26,   January 2,
                                                                    1998             1999           2001
                                                                    ----             ----           ----
Cash Flows from Operating Activities:
 Net loss.................................................          $(203,927)     $ (14,383)   $ (28,230)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization...........................             34,777         26,534       29,972
  Minority interest.......................................            (46,117)        (1,087)      (2,465)
  Provision for write-down of assets......................            217,104            648        1,280
  Loss on disposal of assets..............................                  -              -        1,689
  Changes in assets and liabilities:
   Accounts receivable....................................               (123)           427          (16)
   Accounts payable and accrued expenses..................             (8,456)        (5,575)      10,332
   Other assets and liabilities...........................             (5,724)           254          493
                                                                    ---------      ---------    ---------
    Net cash provided by (used in) operating
     activities...........................................            (12,466)         6,818       13,055
                                                                    ---------      ---------    ---------
Cash Flows from Investing Activities:
 Purchase of property and equipment.......................            (17,430)       (13,515)     (13,125)
 Purchase of other assets.................................               (111)        (1,336)      (1,054)
                                                                    ---------      ---------    ---------
  Net cash used in investing activities...................            (17,541)       (14,851)     (14,179)
                                                                    ---------      ---------    ---------
Cash Flows from Financing Activities:
 Borrowings under credit facility.........................             68,357        172,875       86,140
 Repayments under credit facility.........................            (68,732)      (165,900)    (106,670)
 Borrowings under debtor-in-possession facility...........                  -              -      221,522
 Repayments under debtor-in-possession facility...........                  -              -     (198,617)
                                                                    ---------      ---------    ---------
  Net cash provided by (used in) financing activities.....               (375)         6,975        2,375
                                                                    ---------      ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents......            (30,382)        (1,058)       1,251
Cash and Cash Equivalents, beginning of year..............             34,148          3,766        2,708
                                                                    ---------      ---------    ---------
Cash and Cash Equivalents, end of year....................          $   3,766      $   2,708    $   3,959
                                                                    =========      =========    =========
Operating Cash Proceeds and Payments Resulting
from Reorganization:
 Professional fees paid...................................          $       -      $       -    $   8,390
                                                                    =========      =========    =========
 Net payments made related to closed stores...............          $       -      $       -    $   3,193
                                                                    =========      =========    =========
 Net proceeds from sale of store leases...................          $       -      $       -    $     910
                                                                    =========      =========    =========

Supplemental Cash Flow Information:
 Interest paid............................................          $  11,818      $  11,855    $   3,856
                                                                    =========      =========    =========
 Income taxes paid........................................          $     220      $     138    $     114
                                                                    =========      =========    =========

Supplemental Schedule of Non-Cash Activities:
 Issuance of debt in connection with purchase
  of equipment and other assets...........................          $   1,682      $       -    $       -
                                                                    =========      =========    =========
 Issuance of common stock in connection with acquisition..          $   2,922      $       -    $       -
                                                                    =========      =========    ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

     Einstein/Noah Bagel Corp. and its subsidiaries (the "Company") operate specialty retail bagel stores in the United States under the Einstein Bros. Bagels and Noah's New York Bagels brand names. As of January 2, 2001, there were 458 Company stores in operation. A majority of the outstanding shares of common stock of the Company are owned by the trustee under the Boston Chicken, Inc. plan of reorganization (the "Boston Chicken Plan Trustee").

2.  Petitions for Reorganization Under Chapter 11

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On April 27, 2000, the Company and its majority-owned subsidiary, Einstein/Noah Bagel Partners, L.P. ("Bagel Partners"), filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Arizona in Phoenix (the "Bankruptcy Court"). Effective upon such filings, the Company and Bagel Partners are operating their businesses as debtors-in-possession, subject to the jurisdiction of the Bankruptcy Court. The Chapter 11 cases are being jointly administered for procedural purposes by the Bankruptcy Court under Case No. 00-04447-ECF-CGC. Einstein/Noah Bagel Partners, Inc., a wholly-owned subsidiary of the Company and the general partner of Bagel Partners ("Bagel Partners, Inc."), is not included in the Chapter 11 filings.

     As of the petition date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company or Bagel Partners. In addition, the Company and Bagel Partners may reject executory contracts and unexpired leases, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with procedures set by the Bankruptcy Court and the Bankruptcy Code. On April 28, 2000, the Bankruptcy Court approved the Company's payment of pre-petition employee compensation, benefits and reimbursements and withholding taxes, and the continued payment of these items. The Bankruptcy Court also approved the timely payment, without interruption, of all pre-petition trade payables incurred in the ordinary course of business, including vendor bills submitted prior to the filing, provided that the vendors continued to offer the Company and Bagel Partners credit terms that were the same or better than those offered pre-petition. To date, substantially all pre-petition vendors are providing credit on terms meeting the requirements set by the Bankruptcy Court.

     On May 2, 2000, the Bankruptcy Court set June 30, 2000 as the claims bar date in the Chapter 11 cases.

     As debtors-in-possession, the Company and Bagel Partners are authorized to operate their businesses, but may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. An official committee of unsecured creditors, consisting of HSBC Bank USA (indenture trustee for the the holders of the Company's $125.0 million 7 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures")), and four holders of the Debentures, Loomis, Sayles & Company, L.P., Kayne Anderson, Lonestar Partners, L.P. and Lampe, Conway & Co., L.L.C., was originally formed by the U.S. Trustee on May 9, 2000 (the "Creditors Committee").

     On July 28, 2000, the Bankruptcy Court approved the Company's employment contract with Robert M. Hartnett, the Company's chairman, chief executive officer and president; the Company's severance agreements with certain of its officers, providing certain severance benefits in the event of termination of employment following a change in control of the Company; and the Company's amended and restated employee retention program.

     Upon filing petitions under Chapter 11, the Company and Bagel Partners filed a joint plan of reorganization. Such plan was modified on August 11, 2000, October 31, 2000, January 3, 2001 and January 30,

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

2001. Under the terms of the plan as originally filed, Bagel Partners would have been merged into the Company, general unsecured creditors of the Company (primarily the holders of the Debentures) would have received approximately 89 percent of the common stock of the reorganized Company, the minority equity holders in Bagel Partners (primarily Bagel Store Development Funding, L.L.C. ("Bagel Funding")) would have received approximately 11 percent of the common stock of the reorganized Company, and holders of the Company's common stock would have received warrants to acquire 2% of the common stock of the Company on a fully diluted basis. The Company had received from BNP Paribas a commitment for a $60.0 million secured credit facility to be made available upon consummation of the plan; however, such commitment was not extended beyond its October 31, 2000 expiration date.

     The Bankruptcy Court approved the disclosure statement pertaining to the plan on July 28, 2000, and the disclosure statement was mailed on August 14, 2000.

     On September 14, 2000, the Company announced that it had reached agreement with the Creditors Committee on all outstanding issues regarding the plan of reorganization and that the Creditors Committee supported the plan, although the Creditors Committee reserved the right to challenge the distribution under the plan to Bagel Funding.

     On October 25, 2000, the Bankruptcy Court denied the motion of the Company and Bagel Partners to extend the time periods during which the Company and Bagel Partners had the exclusive right to file a plan of reorganization and to solicit acceptances of a plan. As a result, it is possible that one or more holders of claims or interests in the Company or Bagel Partners will file a plan with the Bankruptcy Court and seek to have it confirmed.

     The Bankruptcy Court conducted hearings on the confirmation of the plan on various dates through February 2, 2001. The plan was accepted by the holders of at least two-thirds in dollar amount and more than one-half in number of the claims of the class consisting of the Company's pre-petition secured bank debt. However, the plan was not accepted by the class consisting of the Company's general unsecured creditors and the Bankruptcy Court denied the motion of the Company and Bagel Partners to count certain ballots of unsecured creditors of the Company that had been received by the solicitation agent after the voting deadline. The Company and Bagel Partners also filed a motion, which remains pending, to designate, pursuant to Section 1126(e) of the Bankruptcy Code, certain votes of the Company's unsecured creditors cast by New World Coffee-Manhattan Bagel, Inc. ("New World"), a competitor of the Company which had purchased the Debentures, and certain other persons associated with New World. In the event such motion were granted, the plan would be deemed accepted by the class consisting of the Company's general unsecured creditors. In the event the motion were denied, such class would not be deemed to have accepted the plan, and it would be possible to confirm the plan only if the requirements of Section 1129(b) of the Bankruptcy Code, as well as other applicable requirements, were satisfied.

     Objections to the plan were filed by Bagel Funding, the Boston Chicken Plan Trustee and New World. On January 3, 2001, the Company and Bagel Partners filed modifications to the plan that provided for (a) an additional distribution of $2.5 million in cash to minority holders in Bagel Partners, and (b) a distribution to holders of the Company's common stock of (i) warrants to purchase 10% of the common stock of the reorganized Company, on a fully-diluted basis, for an exercise price of approximately $18.7 million and (ii) an amount in cash equal to $1.0 million less the amount payable to the Boston Chicken Plan Trustee for reimbursement of fees and expenses incurred by the Boston Chicken Trustee in connection with the Chapter 11 cases of the Company and Bagel Partners. At that time, Bagel Funding, the Boston Chicken Plan Trustee and the Creditors Committee indicated that they intended to support the plan as so modified.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     In January 2001, New World, and certain persons associated with New World, on the one hand, and an affiliate of Three Cities Research, a private equity investment firm (with its affiliates, "Three Cities"), on the other hand, purchased positions in the Debentures sufficient to give each a "blocking position" with respect to approval of the Company's joint plan of reorganization in the event the Company and Bagel Partners were required to resolicit votes with respect to the plan. In addition, certain members of the Creditors Committee sold their Debentures and all of the members of the Creditors Committee resigned; to date no other members have been appointed. After the transactions in the Debentures described above, the Company and Bagel Partners negotiated to resolve outstanding objections to the plan. These efforts were unsuccessful, and support by the principal holders of claims and interests in the Chapter 11 cases, including those who had previously supported the plan, waned. On February 2, 2001, the Boston Chicken Plan Trustee filed a conditional reinstatement of objections to the plan. Accordingly, the Company's plan faced a number of obstacles, including, without limitation: the lack of sufficient votes of the Company's general unsecured creditors unless the designation motion of the Company and Bagel Partners was granted; the presence of objections to the plan by New World and the Boston Chicken Plan Trustee (and the risk of reinstatement of objections by Bagel Funding); the need to obtain exit financing to facilitate emergence from Chapter 11 pursuant to the plan; and the risk that the Bankruptcy Court would require resolicitation of votes to confirm the plan as a consequence of plan modifications and changes in the terms of any exit financing.

     On February 12, 2001, the Company announced that it had entered into an agreement with ENB Acquisition LLC ("ENB"), an affiliate of Three Cities, providing for the sale to ENB of substantially all of the assets of the Company and Bagel Partners under Section 363 of the Bankruptcy Code, for a purchase price consisting of $145.0 million in cash and the assumption of $22.7 million in current liabilities and certain other liabilities and obligations. Under the purchase agreement, if the agreement is terminated and the Company accepts an acquisition proposal from a third party other than ENB, then in certain circumstances the Company will be obligated to make a termination payment of $5.0 million to ENB. On March 5, 2001, the Bankruptcy Court entered an order approving such termination payment and bidding procedures (the "Bidding Procedures Order"), and the court set May 23, 2001 as the date for the hearing (the "Sale Hearing") on the motion to approve the sale to ENB (and, if at least one other qualified bid is received, to conduct an auction). New World has filed an appeal to the Bidding Procedures Order and has elected to have the appeal heard by the U.S. District Court for the District of Arizona. The Boston Chicken Plan Trustee has also filed a notice of appeal of the Bidding Procedures Order, as well as a motion for leave to prosecute an interlocutory appeal.

     The Company is currently holding the prosecution of its joint plan of reorganization in abeyance and pursuing a sale of substantially all of the assets of the Company and Bagel Partners pursuant to Section 363 of the Bankruptcy Code in accordance with the Bidding Procedures Order. To date, no other holder of claims or interests in the Company or Bagel Partners has filed a plan of reorganization with the Bankruptcy Court, although representatives of New World have indicated to the Bankruptcy Court that New World intends to file a plan of reorganization, and representatives of the Boston Chicken Plan Trustee have indicated to the Bankruptcy Court that the Boston Chicken Plan Trustee intends to file a plan of reorganization. In addition, the Boston Chicken Plan Trustee on March 30, 2001 filed with the Securities and Exchange Commission an initial third party tender offer statement on Schedule TO which included as an exhibit a form of disclosure statement purporting to describe a plan which, among other things, would provide for the reinstatement of the Debentures.

     As permitted under the Bankruptcy Code and approved by the Bankruptcy Court, the Company and Bagel Partners have elected to reject certain real estate leases. The Company and Bagel Partners maintain the right to assume or reject additional leases or executory contracts. For the fiscal year ended January 2, 2001, the Company and Bagel Partners have recorded a charge to income of $3.2 million for rejected leases and executory contracts.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, the uncertainty regarding the eventual outcome of the reorganization of the Company and Bagel Partners, and the effect of other unknown adverse factors, could threaten the debtors' existence as going

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES concerns. Continuing on a going concern basis is dependent upon, among other things, the confirmation of a plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the debtors' obligations. The accompanying consolidated financial statements do not reflect (a) adjustments that may be necessary to present the realizable value of assets on a liquidation basis, (b) adjustments to pre-petition liability amounts that may be allowed for claims or contingencies, or their status or priority, (c) the effect of any changes to the debtors' capital structure or in their business operations as the result of a confirmed plan of reorganization, or (d) adjustments to the carrying value of assets or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

     All costs and expenses associated with the Company's balance sheet restructuring efforts incurred prior to the petition filing date have been reflected as pre-petition reorganization expenses. Such expenses consisted principally of professional fees paid to representatives of the Company and Bagel Partners, and professional fees paid by the Company that were incurred by the Company's lenders, the holders of the Debentures and the members of Bagel Funding. Of such expenses, $1.3 million had been incurred in fiscal 1999 and had previously been capitalized in anticipation of the issuance of securities by the Company in a restructuring transaction.

     All costs and expenses incurred in connection with the Company's reorganization since the petition filing date through January 2, 2001 have been reflected as reorganization items in the accompanying consolidated statements of operations. Through such date, the reorganization items consisted primarily of a provision of $4.7 million for loss on disposal of assets, a provision of $3.2 million for rejected leases and executory contracts, and charges of $10.4 million for other expenses, consisting primarily of professional fees paid to representatives of the Company and Bagel Partners, and professional fees incurred by the Company's lenders and the Creditors Committee which are paid by the Company.

3.  Summary of Significant Accounting Policies

     Reorganization Reporting.   The financial reporting of the Company
following the filing of the Chapter 11 petitions is governed by the American Institute of Certified Public Accountants Statement of Position No. 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 provides guidance for companies that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11 of the Bankruptcy Code. The Company implemented the guidance of SOP 90-7 upon the initial filing on April 27, 2000. Pursuant to SOP 90-7, pre-petition liabilities that are subject to compromise are reported on the basis of the expected amounts of allowed claims, as opposed to the amounts for which those allowed claims may be settled. Reorganization items, which represent direct costs incurred in connection with the reorganization after the petitions were filed, are reported separately in the consolidated statement of operations.

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Einstein/Noah Bagel Corp. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     Reclassification. Certain amounts set forth in the accompanying consolidated financial statements for the 1998 and 1999 fiscal years have been reclassified to conform to the presentation for the 2000 fiscal year.

     Fiscal Year. The Company's fiscal year is a 52/53-week period that normally consists of 13 four-week periods, with the first quarter consisting of four periods and each of the remaining three quarters consisting of three periods. In 1998 and 1999, the fiscal year ended on the last Sunday in December. Beginning with the 2000 fiscal year, the fiscal year ends on the Tuesday closest to January 1.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand and on deposit and highly liquid instruments purchased with maturities of three months or less.

     Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market and consist of food, paper products and supplies.

     Long-Lived Assets. The Company evaluates whether events and circumstances have occurred that indicate revision to the remaining useful lives or the remaining balances of long-lived assets may be appropriate. Such events and circumstances include, but are not limited to, a change in business strategy or a change in current and long-term projected operating performance. When factors indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of such asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the asset. See Note 14.

     As described in Note 2, the Company and Bagel Partners previously proposed a plan of reorganization which has not been confirmed; other parties also have the right to file a plan and to seek to have it confirmed. The Company and Bagel Partners are also seeking approval for the sale of substantially all of their assets to ENB. While there is uncertainty regarding the outcome of the confirmation proceedings on the Company's plan and the sale proposal, it is likely that the long-lived assets of the Company will be valued at amounts that are materially different from the amounts reflected in the accompanying consolidated balance sheet as of January 2, 2001.

     Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization has been calculated using the straight-line method with leasehold improvements being amortized over the lesser of their useful lives or their lease terms, including option periods, furniture, fixtures and equipment being depreciated over five to eight years and computer equipment being depreciated over three years. The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income.

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

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     Deferred Financing Costs. Deferred financing costs are amortized over the period of the related financing, which ranges from three to seven years.

     Revenue Recognition. Revenue from Company stores is recognized in the period during which related food and beverage products are sold.

     Per Share Data. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive Company securities outstanding during the period.

     The calculation of diluted loss per share excludes outstanding stock options and warrants, and shares of common stock underlying the Company's 7 1/4% convertible subordinated debentures due June 1, 2004 because of their antidilutive effect.

     Employee Stock Options. The Company accounts for its employee stock options in accordance with the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), are presented in Note 12.

     Employee Benefit Plan. The Company has a 401(k) plan to which the Company made no contribution in 1998. In 1999, the Company contributed an amount equal to 10% of the contributions of each eligible employee until such employee contributions reached 6% of such employee's compensation. In 2000, the Company contributed an amount equal to 75% of the contributions of each eligible employee until such employee contributions reached 6% of such employee's compensation.

     Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     New Accounting Standard for Derivative Instruments and Hedging Activities. The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The pronouncement establishes accounting and reporting standards for derivatives and requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 3, 2001. Adoption of SFAS No. 133 had no impact on the financial position of the Company.

4. Supplemental Consolidated Financial Statement Data

     Accounts receivable are net of an allowance for doubtful accounts of $0.2 million as of December 26, 1999 and January 2, 2001.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     Property and equipment consists of (in thousands of dollars):

                                                                December 26,  January 2,
                                                                   1999         2001
                                                                 --------     --------
         Leasehold improvements............................      $ 76,266     $ 77,621
         Furniture, fixtures and equipment.................        87,074       94,773
                                                                 --------     --------
                                                                  163,340      172,394
         Less:  Accumulated depreciation and amortization..       (39,604)     (52,052)
                                                                 --------     --------
             Total property and equipment, net.............      $123,736     $120,342
                                                                 ========     ========

     Included in furniture, fixtures and equipment are assets leased to others of $13.5 million (before accumulated depreciation of approximately $1.7 million as of December 26, 1999 and approximately $2.2 million as of January 2, 2001).

     Accumulated amortization of intangibles consists of the following (in thousands of dollars):

                                                                  December 26, January 2,
                                                                      1999       2001
                                                                    -------     -------
     Goodwill................................................       $22,613     $34,244
     Trademarks..............................................           204         311
     Recipes.................................................           689       1,002
                                                                    -------     -------
         Total accumulated amortization......................       $23,506     $35,557
                                                                    =======     =======

     Accrued expenses consist of (in thousands of dollars):

                                                                  December 26,  January 2,
                                                                      1999        2001
                                                                    -------     -------
         Accrued payroll and related benefits................       $ 9,977     $ 9,585
         Accrued real property tax...........................         3,931       3,706
         Accrued store closure costs.........................           698       2,442
         Accrued other.......................................         6,093       8,466
                                                                    -------     -------
             Total accrued expenses..........................       $20,699     $24,199
                                                                    =======     =======

5. Condensed Combined Financial Statements of the Company and Bagel Partners

     Set forth below are condensed combined financial statements of the Company and Bagel Partners for the year ended January 2, 2001. Such financial statements present the financial position and results of operations of the Company and Bagel Partners separately from the financial position and results of operations of Einstein/Noah Bagel Partners, Inc., which is not in reorganization. The financial position and results of operations of the Company and Bagel Partners are shown on a combined basis under the caption entitled "Entities in Reorganization - ENBC & ENBP, L.P." The financial position and results of operations of Einstein/Noah Bagel Partners, Inc. are shown separately under the caption entitled "Entity Not in Reorganization - ENBP, Inc." Eliminations in consolidation are shown under the caption entitled "Eliminations."

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                       CONDENSED COMBINED BALANCE SHEETS
                             AS OF JANUARY 2, 2001
                                (in thousands)

                                                        Entities In
                                                      Reorganization   Entity Not In
                                                      ---------------  Reorganization
                                                          ENBC &       --------------                     ENBC
                                                         ENBP, LP        ENBP, Inc.    Eliminations   Consolidated
                                                      ---------------  --------------  -------------  ------------
ASSETS
------
Current Assets:
  Cash and cash equivalents.........................        $  3,959          $     -     $       -       $  3,959
  Restricted deposits...............................              70               10             -             80
  Accounts receivable, net..........................           1,474                -          (169)         1,305
  Due (to)/from affiliates..........................         (21,800)          21,800             -              -
  Inventories.......................................           7,819                -             -          7,819
  Prepaid expenses and other current assets.........             971                -             -            971
                                                            --------          -------     ---------       --------
     Total current assets...........................          (7,507)          21,810          (169)        14,134

Investments in Subsidiaries/Parent..................         363,033            1,828      (364,861)             -
Note Receivable from Subsidiary.....................          16,630                -       (16,630)             -
Property and Equipment, net.........................          99,268            8,882        12,192        120,342
Goodwill, net.......................................         151,437                -        48,780        200,217
Other Noncurrent Assets, net........................          11,384                -        (3,370)         8,014
                                                            --------          -------     ---------       --------
     Total assets...................................        $634,245          $32,520     $(324,058)      $342,707
                                                            ========          =======     =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities Not Subject to Compromise:
  Current Liabilities:
     Accounts payable...............................        $ 16,435          $     -     $       -       $ 16,435
     Accrued expenses...............................          24,358               10          (169)        24,199
     Debtor-in-possession financing.................          22,905                -             -         22,905
                                                            --------          -------     ---------       --------
       Total current liabilities....................          63,698               10          (169)        63,539
  Note Payable to Parent............................          16,630                -       (16,630)             -
  Other Noncurrent Liabilities......................          19,227                -        (7,530)        11,697
                                                            --------          -------     ---------       --------
       Total liabilities not subject to compromise..          99,555               10       (24,329)        75,236

Liabilities Subject to Compromise...................         150,347                -             -        150,347
Minority Interest...................................               -                -        30,379         30,379

Total Stockholders' Equity..........................         384,343           32,510      (330,108)        86,745
                                                            --------          -------     ---------       --------

     Total liabilities and stockholders' equity.....        $634,245          $32,520     $(324,058)      $342,707
                                                            ========          =======     =========       ========

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                   FOR THE FISCAL YEAR ENDED JANUARY 2, 2001
                                (in thousands)

                                                             Entities In
                                                           Reorganization    Entity Not In
                                                           --------------
                                                               ENBC &       Reorganization                      ENBC
                                                                            --------------
                                                              ENBP, LP        ENBP, Inc.     Eliminations   Consolidated
                                                              --------        ----------     ------------   ------------
Revenue:
  Store revenue..........................................     $375,703        $          -   $          -   $    375,703
  Royalties and franchise-related fees...................       18,863               4,127        (22,990)             -
                                                              --------        ------------   ------------   ------------
     Total revenue.......................................      394,566               4,127        (22,990)       375,703

Costs and Expenses:
  Store:
     Cost of products sold...............................      122,981                   -              -        122,981
     Salaries and benefits...............................      114,265                   -              -        114,265
     Other controllable costs............................       31,437                   -              -         31,437
     Rent, occupancy and related costs...................       53,746                   -        (20,763)        32,983
     Marketing expenses..................................       14,615                   -              -         14,615
     Depreciation and amortization.......................       10,581                   -          1,640         12,221
                                                              --------        ------------   ------------   ------------
       Total store costs and expenses....................      347,625                   -        (19,123)       328,502
  Non-Store:
     Salaries, benefits, general and
       administrative....................................       32,219                   -           (490)        31,729
     Pre-petition reorganization expenses................        2,641                   -              -          2,641
     Depreciation and amortization
       (excluding goodwill amortization).................        6,276                   -           (156)         6,120
     Goodwill amortization...............................        8,475                   -          3,156         11,631
                                                              --------        ------------   ------------   ------------
       Total non-store costs and expenses................       49,611                   -          2,510         52,121
                                                              --------        ------------   ------------   ------------
       Total costs and expenses..........................      397,236                   -        (16,613)       380,623
                                                              --------        ------------   ------------   ------------

Income (Loss) from Operations............................       (2,670)              4,127         (6,377)        (4,920)

Total Other Income (Expense).............................       (8,933)                  -          1,602         (7,331)
                                                              --------        ------------   ------------   ------------

Income (Loss) before Reorganization Items,
  Income Taxes and Minority Interest.....................      (11,603)              4,127         (4,775)       (12,251)
Reorganization Items:
  Provision for gain (loss) on disposal of assets........       (5,703)                  -            980         (4,723)
  Provision for rejected executory contracts.............       (3,223)                  -              -         (3,223)
  Professional fees......................................      (10,179)               (215)             -        (10,394)
                                                              --------        ------------   ------------   ------------
     Total reorganization items..........................      (19,105)               (215)           980        (18,340)
                                                              --------        ------------   ------------   ------------

Income (Loss) before Income Taxes and Minority Interest..      (30,708)              3,912         (3,795)       (30,591)
Provision for Income Taxes...............................          103                   1              -            104
Minority Interest in Loss of Subsidiary..................            -                   -         (2,465)        (2,465)
                                                              --------        ------------   ------------   ------------
Net Income (Loss)........................................     $(30,811)       $      3,911   $     (1,330)  $    (28,230)
                                                              ========        ============   ============   ============

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

              CONDENSED COMBINED STATEMENTS OF STOCKHOLERS' EQUITY
                   FOR THE FISCAL YEAR ENDED JANUARY 2, 2001
                                 (in thousands)

                                                  Entities In
                                                Reorganization    Entity Not In
                                                --------------
                                                    ENBC &       Reorganization                      ENBC
                                                                 --------------
                                                   ENBP, LP        ENBP, Inc.     Eliminations   Consolidated
                                                   --------        ----------     ------------   ------------
Preferred Stock
  Balance at beginning of year..............      $  99,582        $        -     $    (99,582)  $          -
                                                  ---------        ----------     ------------   ------------
  Balance at end of year....................      $  99,582        $        -     $    (99,582)  $          -
                                                  =========        ==========     ============   ============

Common Stock
  Balance at beginning of year..............      $ 359,941        $        -     $   (359,600)  $        341
                                                  ---------        ----------     ------------   ------------
  Balance at end of year....................      $ 359,941        $        -     $   (359,600)  $        341
                                                  =========        ==========     ============   ============

Additional Paid-in Capital
  Balance at beginning of year..............      $ 377,616        $        -     $          -   $    377,616
                                                  ---------        ----------     ------------   ------------
  Balance at end of year....................      $ 377,616        $        -     $          -   $    377,616
                                                  =========        ==========     ============   ============

Treasury Stock
  Balance at beginning of year..............      $       -        $        -     $     (5,261)  $     (5,261)
                                                  ---------        ----------     ------------   ------------
  Balance at end of year....................      $       -        $        -     $     (5,261)  $     (5,261)
                                                  =========        ==========     ============   ============

Accumulated Deficit
  Balance at beginning of year..............      $(323,245)       $  (70,141)    $    135,665   $   (257,721)
  Net income (loss).........................        (30,811)            3,911           (1,330)       (28,230)
                                                  ---------        ----------     ------------   ------------
  Balance at end of year....................      $(354,056)       $  (66,230)    $    134,335   $   (285,951)
                                                  =========        ==========     ============   ============

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                   FOR THE FISCAL YEAR ENDED JANUARY 2, 2001
                                (in thousands)

                                                         Entities In
                                                       Reorganization    Entity Not In
                                                       --------------
                                                           ENBC &       Reorganization                      ENBC
                                                                        --------------
                                                          ENBP, LP        ENBP, Inc.     Eliminations   Consolidated
                                                          --------        ----------     ------------   ------------
Cash Flows from Operating Activities:
  Net income (loss)..................................    $ (30,811)       $    3,911     $     (1,330)  $    (28,230)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization...................       25,332                 -            4,640         29,972
     Minority interest...............................            -                 -           (2,465)        (2,465)
     Provision for write-down of assets..............        1,280                 -                -          1,280
     Loss (Gain) on disposal of assets...............        2,696                 -           (1,007)         1,689
     Changes in assets and liabilities:
       Accounts receivable...........................          (77)                -               61            (16)
       Accounts payable and accrued expenses.........       10,393                 -              (61)        10,332
       Other assets and liabilities..................        4,242            (3,911)             162            493
                                                         ---------        ----------     ------------   ------------
           Net cash provided by
            operating activities.....................       13,055                 -                -         13,055
                                                         ---------        ----------     ------------   ------------

Cash Flows from Investing Activities:
  Purchase of property and equipment.................      (13,125)                -                -        (13,125)
  Purchase of other assets...........................       (1,054)                -                -         (1,054)
                                                         ---------        ----------     ------------   ------------
     Net cash used in investing activities...........      (14,179)                -                -        (14,179)
                                                         ---------        ----------     ------------   ------------

Cash Flows from Financing Activities:
  Borrowings under credit facility...................       86,140                 -                -         86,140
  Repayments under credit facility...................     (106,670)                -                -       (106,670)
  Borrowings under debtor-in-possession facility.....      221,522                 -                -        221,522
  Repayments under debtor-in-possession facility.....     (198,617)                -                -       (198,617)
                                                         ---------        ----------     ------------   ------------
     Net cash provided by financing activities.......        2,375                 -                -          2,375
                                                         ---------        ----------     ------------   ------------

Net Increase in Cash and Cash Equivalents............        1,251                 -                -          1,251
Cash and Cash Equivalents, beginning of year.........        2,708                 -                -          2,708
                                                         ---------        ----------     ------------   ------------
Cash and Cash Equivalents, end of year...............    $   3,959        $        -     $          -   $      3,959
                                                         =========        ==========     ============   ============

6.  Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and Cash Equivalents. The carrying value approximates fair value due to the length of maturity of the investments.

     Convertible Debt. The estimated fair value of convertible debt, including the conversion option, is based on a recent market transaction in the convertible debt.

     Revolving Credit Facility. The estimated fair value of the revolving credit facility is equal to the outstanding principal amount thereof.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     Debtor-in-Possession Financing. The estimated fair value of the debtor-in-possession financing is equal to the principal amount thereof.

     Senior Term Loan. The estimated fair value of the senior term loan is equal to the principal amount thereof.

     The estimated fair values of the Company's financial instruments are as follows (in thousands of dollars):

                                                    December 26, 1999          January 2, 2001
                                                 ----------------------       -----------------
                                                  Carrying       Fair         Carrying   Fair
                                                   Amount        Value         Amount    Value
                                                 ---------      -------       --------  -------
     Cash and cash equivalents.......              $  2,708     $ 2,708       $  3,959  $ 3,959
     Convertible debt................               125,000      65,625        125,000   68,750
     Revolving credit facility.......                18,600      18,600              -        -
     Debtor-in-possession financing..                     -           -         22,905   22,905
     Senior term loan................                18,000      18,000         16,070   16,070

7. Debtor-in-Possession Financing

     On May 22, 2000, the bankruptcy court gave final approval of the Company's debtor-in-possession financing agreement, providing for borrowings of up to $36.0 million (the "DIP Facility"). Of such amount, $26.0 million replaced the Company's pre-petition revolving credit facility in its entirety and $10.0 million provided additional funding for the Company's and Bagel Partner's operating expenses, including employee salaries and benefits, payments to vendors, interest and certain other payments under the DIP Facility, professional fees and permitted capital expenditures.

     On November 17, 2000, in consideration for continued extension of the DIP Facility, the DIP Facility was modified to reduce the amount available thereunder from $36.0 million to $34.0 million.

     The DIP Facility expires on May 29, 2001, but such expiration date will be extended until June 15, 2001 if, on or before May 29, 2001, the Bankruptcy Court enters an order approving the sale of substantially all of the assets of the Company and Bagel Partners to ENB (or to another bidder making a higher or better bid). Notwithstanding the foregoing, if the Bankruptcy Court at any time enters an order either vacating, or postponing for more than two weeks, the Sale Hearing, then the DIP Facility will terminate on the tenth calendar day following the date of such order.

     Draws made under the DIP Facility bear interest at a rate equal to Bank of America, N.A.'s reference rate plus 1.00% (10.5% at January 2, 2001). The Company is required to pay an unused line fee of 0.5%. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries, including Bagel Partners. The DIP Facility contains financial covenants requiring the maintenance of minimum cumulative EBITDA (as defined in the DIP Facility) and limiting capital expenditures, as well as negative covenants limiting additional indebtedness, liens and sales of assets, and prohibiting dividend payments. As of January 2, 2001, the Company was in compliance with the covenants included in the DIP Facility.

8. Liabilities Subject to Compromise

     Certain claims against the Company and Bagel Partners in existence prior to the filing of the petitions for relief under Chapter 11 of the Bankruptcy Code are stayed while the Company and Bagel Partners are operating their businesses as debtors-in-possession. These pre-petition claims are reflected in the January 2, 2001

               EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES consolidated balance sheet as "liabilities subject to compromise." Liabilities subject to compromise consist of the following (in thousands):


      Convertible Subordinated Debentures, 7 1/4%                      $125,000
      Senior Term Loan                                                   16,070
      Accrued Interest, Convertible Subordinated Debentures, 7 1/4%       3,751
      Provision for Rejected Executory Contracts                          1,227
      Other Miscellaneous Claims                                          4,299
                                                                       --------
                                                                       $150,347
                                                                       ========

     Additional liabilities subject to compromise may arise subsequent to the petition filing date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

     Contractual interest on the Debentures for the fiscal year ended January 2, 2001, was $9.2 million. Reported interest on the Debentures for the fiscal year ended January 2, 2001 was $3.1 million, which reflects the Company's decision to cease accruing interest on the Debentures as of the petition filing date.

9.  Restricted Deposits

     At January 2, 2001, the Company and its subsidiaries held $80,000 in restricted deposits, consisting of deposits received from bidders on real estate leases and related equipment of closed stores. Deposits of successful bidders will become available for unrestricted use upon consummation of the sales, and at such time deposits of unsuccessful bidders will be required to be returned.

10. Income Taxes

     As of January 2, 2001, the Company had cumulative federal and state tax operating loss carryforwards available to reduce future taxable income of approximately $161.2 million that begin to expire in 2010. Depending upon the outcome of the reorganization, the utilization of the operating loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

               EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     The primary components of deferred tax assets and liabilities are as follows (in thousands of dollars):

                                                    December 26,   January 2,
                                                        1999         2001
                                                    ----------    ---------

     Deferred tax assets:
         Accounts payable and accrued expenses..    $    1,979    $     695
         Other noncurrent liabilities...........           608        5,459
         Property and equipment.................        72,911       39,269
         Intangible assets......................             -        3,705
         Net operating loss carryforwards.......        45,679       62,882
         Other..................................        14,599        1,277
                                                    ----------    ---------
             Total deferred tax assets..........       135,776      113,287

     Deferred tax liabilities:
         Property and equipment.................             -            -
         Intangible assets......................       (29,841)           -
         Other assets...........................        (1,318)      (1,318)
                                                    ----------    ---------
             Total deferred tax liabilities.....       (31,159)      (1,318)
                                                    ----------    ---------
             Net deferred tax assets............       104,617      111,969
         Valuation allowance....................      (104,617)    (111,969)
                                                    ----------    ---------
         Net deferred tax assets................    $        -    $       -
                                                    ==========    =========

     Income tax expense consists of current state income taxes of $106,000 and $104,000 for the years ended December 26, 1999 and January 2, 2001, respectively.

     For the years ended December 27, 1998, December 26, 1999 and January 2, 2001, the Company did not have any tax benefit from the exercise of stock options. The Company did not utilize any deferred tax assets during 1999 or 2000.

     The difference between the Company's actual tax provision and the tax provision that would result from applying the statutory federal income tax rate to income before taxes and minority interest is attributable to the following (in thousands of dollars):

                                                                 Fiscal Year Ended
                                                     ------------------------------------------
                                                     December 27,       December 26,   January 2,
                                                        1998               1999          2001
                                                     ---------          ----------     --------
     Income tax benefit at statutory rate.......     $ (87,438)         $   (3,767)    $ (9,379)
     State tax benefit, net of federal benefit..        (9,858)               (366)      (1,008)
     Permanent difference related to goodwill...         1,124                  69        3,239
     Other permanent differences................           100                  92           49
     Tax attributes of minority interest in
       losses of subsidiary.....................        17,985             (12,427)        (149)
     Change of valuation allowance..............        78,308              16,505        7,352
                                                     ---------          ----------     --------
     Provision for income taxes.................     $     221          $      106     $    104
                                                     =========          ==========     ========

     The increase in the valuation allowance of $7.4 million from December 26, 1999 to January 2, 2001 is due to net operating losses created during 2000, which may not be realizable.

               EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

11.  Commitments and Contingencies

        The Company leases sites for its stores, commissaries and office space. Lease terms are generally five to ten years with two or three five-year renewal options. Most of the leases contain escalation clauses and common area maintenance charges. The Company leases certain equipment to a vendor of frozen bagel dough pursuant to an operating lease.

        The following is a schedule of future minimum rental payments that are required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of January 2, 2001 (in thousands of dollars):

                               Minimum                 Net Minimum
                                Rental     Sublease      Rental
                               Payments    Proceeds     Payments
                               --------    --------    -----------
          2001...............  $ 26,341    $    748    $    25,593
          2002...............    22,104         524         21,580
          2003...............    19,827         446         19,381
          2004...............    18,775         381         18,394
          2005...............    16,590         360         16,230
          Thereafter.........    24,736         561         24,175
                               --------    --------    -----------
                               $128,373    $  3,020    $   125,353
                               ========    ========    ===========

        Rental expense, net of sublease income, under operating leases was approximately $28.8 million, $27.8 million and $25.4 million for fiscal 1998, 1999 and 2000, respectively.

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

        Bagel Funding has invested a total of approximately $89.6 million, representing an equity interest of approximately 22%, in Bagel Partners. The Company is the manager of Bagel Funding. Bagel Funding has the right (the "Put Right") to require Bagel Partners or the Company (at Bagel Partners' election) to redeem Bagel Funding's equity interest in Bagel Partners at a pre-determined formula price based on store level cash flow of Bagel Partners in the event that, at any time after December 5, 1999 and prior to June 5, 2001, the Company does not consent to a public offering of such equity interests or the termination of certain rights and obligations under franchise and license agreements between the Company and Bagel Partners ("License Termination"). The formula price is determined by multiplying Bagel Funding's percentage interest in Bagel Partners by an enterprise valuation of Bagel Partners. Such enterprise valuation is equal to Bagel Partner's income from operations before general and administrative expenses, depreciation and amortization but after franchise royalties and marketing expenses (determined by annualizing the highest of the two fiscal quarters prior to the quarter in which the right is exercised), multiplied by 6.5, less the amount of any outstanding indebtedness of Bagel Partners plus the amount of any cash balances of Bagel Partners. The formula price, if determined using annualized results of the highest of the two fiscal quarters ending January 2, 2001, would be equal to approximately $58.6 million. The Company or Bagel Partners may pay the purchase price for such equity interests in cash, shares of the Company's common stock (valued based on the average closing sales price per share for the 20 trading days ending with the second business day prior to the date such shares are delivered) or a combination thereof.

               EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

        On March 28, 2000, Bagel Partners received a notice from representatives of Bagel Funding requesting on behalf of Bagel Funding that Bagel Partners seek the License Termination, pursuant to the applicable provisions of the partnership agreement governing Bagel Partners. Such termination requires the consent of the Company. By notice dated March 29, 2000, Bagel Partners, through its general partner, Einstein/Noah Bagel Partners, Inc., requested that the Company consent to the License Termination. Under the Bagel Partners partnership agreement, the Company had a period of 120 days to respond to such request. The Company did not and has not consented to the License Termination.

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

        On May 10, 2000, the Company and Bagel Partners filed a motion in the Bankruptcy Court in which they asked the court to determine that the joint plan of reorganization filed by them properly classifies the interest of Bagel Funding as an equity interest in Bagel Partners. The Creditors Committee also filed a motion seeking to characterize Bagel Funding's rights as an equity interest or to subordinate any claims Bagel Funding may have.

        On August 7, 2000, the Bankruptcy Court issued a ruling with respect to the Put Right. Specifically, the court held as to Bagel Partners that the Put Right is an equity interest in, and not a debt claim against, Bagel Partners. The court reserved for determination at the hearing on confirmation of the plan the issue of what value, if any, should be ascribed to the Put Right and whether the Put Right entitled Bagel Funding to a larger distribution than that provided for in the plan.

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

12.  Stockholders' Equity

        Common Stock. In April 1998, the Company sold 750,000 shares of common stock to Bagel Partners for an aggregate purchase price of $2,924,500. Such shares were delivered by Bagel Partners to a third party in satisfaction of an obligation incurred by a former area developer of the Company and predecessor of Bagel Partners in connection with an acquisition by such entity.

               EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     Warrants. In 1996, the Company sold warrants to purchase 1,012,500 shares of common stock of the Company to Bagel Funding. The warrants had an exercise price of $6.47 per share and expired in 2000. The Company has issued 345,300 shares of common stock in connection with the exercise of such warrants. Also in 1996, the Company sold or issued warrants to purchase an aggregate of 1,252,425 shares of common stock of the Company to other third parties at exercise prices ranging from $6.47 to $11.58 per share. The warrants expire at various dates through 2001. The Company has issued 1,237,050 shares of common stock in connection with the exercise of such warrants, all of which were exercised at a price of $6.47 per share.

     In 1997, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock of the Company to third parties at an exercise price of $9.47 per share. Such warrants expired on November 21, 2000.

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

     The Company also has an amended and restated non-employee directors stock option plan (the "Directors Plan"), under which options to purchase up to 200,000 shares of the common stock of the Company may be granted to directors of the Company who are not officers or employees of the Company. Under the terms of the Directors Plan, the Company automatically grants to each such director, upon election or re-election as a director of the Company, options to purchase shares having a fair market value of $50,000 at the date of the grant (but in no event more than 15,000 shares). Options are granted at a price equal to the fair market value of the stock on the date of grant, become exercisable after the end of one year from the date of grant and have a term of ten years from the date of grant. The options are subject to termination should the optionee's service as a director of the Company terminate. At January 2, 2001, 59,224 shares had been granted under the Directors Plan at a weighted average exercise price of $3.96 per share.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no employee compensation expense has been recognized for the Company's stock option plans. Had employee compensation expense for the Company's plans been determined based on the fair value at the grant date for awards in 1998, 1999

               EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES and 2000 consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                                            Fiscal Year Ended
                                                -------------------------------------------
                                                December 27,       December 26,   January 2,
                                                   1998                1999         2001
                                                ---------          ----------     --------
     Net loss - as reported................     $(203,927)           $(14,383)    $(28,230)
     Net loss - pro forma..................      (208,825)            (16,940)     (30,416)
     Basic loss per share - as reported....         (6.18)              (0.43)       (0.85)
     Basic loss per share - pro forma......         (7.28)              (0.80)       (0.91)
     Diluted loss per share - as reported..         (6.18)              (0.43)       (0.85)
     Diluted loss per share - pro forma....         (7.28)              (0.80)       (0.91)

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                               Fiscal Year Ended
                                     -----------------------------------------
                                     December 27,      December 26,  January 2,
                                        1998               1999       2001
                                     -----------       ----------   ----------
     Expected volatility......          75.0%             100.0%       N/A
     Risk-free interest rate..           5.6%               4.6%       N/A
     Expected lives...........       5 years            5 years        N/A
     Dividend yield...........             0                  0        N/A


     Activity under the option plans through January 2, 2001 was as follows:

                                                                      Weighted
                                                                      Average
                                                                       Option
                                                        Number of      Price
                                                         Options     Per Share
                                                     ------------    ---------
     Outstanding as of December 28, 1997..........      4,955,887        $8.58
       Granted....................................      3,616,159         3.69
       Exercised..................................           (435)        5.88
       Canceled or Forfeited......................     (3,671,651)        8.77
                                                     ------------    ---------
     Outstanding as of December 27, 1998..........      4,899,960         4.82
       Granted....................................      3,142,617         1.70
       Exercised..................................              -            -
       Canceled or Forfeited......................     (1,183,033)        4.31
                                                     ------------    ---------
     Outstanding as of December 26, 1999..........      6,859,544         3.48
       Granted....................................              -            -
       Exercised..................................              -            -
       Canceled or Forfeited......................     (1,440,722)        4.52
                                                     ------------    ---------
     Outstanding as of January 2, 2001............      5,418,822         3.20
                                                     ============    =========
     Exercisable as of January 2, 2001............      2,745,799         4.06
                                                     ============    =========

     In May 1998, the Stock Option Committee of the board of directors authorized a stock option exchange program to provide employees the opportunity to exchange existing options for new options priced at fair market

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES value on the date of exchange. Approximately 2.4 million vested and unvested outstanding options with original exercise prices ranging from $4.56 to $33.13 per share were cancelled in exchange for the grant of the same number of new options with an exercise price of $3.65 per share. New options issued upon cancellation of options originally granted in 1995 vest 50% on each of November 11, 1999 and May 11, 2000. New options issued upon cancellation of options originally granted after 1995 vest 33-1/3 % on each of November 11, 1999, May 11, 2000 and May 11, 2001.

     Information on options outstanding at January 2, 2001 is as follows:


                                       Weighted                       Options Exercisable
                                       Average                     --------------------------
                                      Remaining       Weighted                    Weighted
       Range of            Number    Contractual      Average        Number       Average
    Exercise Price       of Options  Life (years)  Exercise Price  of Options  Exercise Price
    --------------       ----------  ------------  --------------  ----------  --------------
    $0.01 - $3.00         2,578,971       8.06          $ 1.71        685,979       $ 1.70
    $3.01 - $6.00         2,535,200       6.91            4.07      1,765,235         4.22
    $6.01 - $9.00           198,898       5.05            6.59        198,698         6.59
    $9.01 - $12.00           94,630       6.04           10.80         84,764        10.81
    $18.01 - $21.00           2,684       6.36           18.63          2,684        18.63
    $27.01 - $30.00           8,439       5.95           29.63          8,439        29.63
                          ---------       ----          ------      ---------       ------
      Total               5,418,822       7.37          $ 3.20      2,745,799       $ 4.06
                          =========       ====          ======      =========       ======

     Boston Chicken Option. The Company has granted to Boston Chicken an option (the "BCI Option") to purchase such number of shares of the Company's common stock as will permit Boston Chicken to maintain ownership of shares of common stock having up to 52% of the voting power of all of the outstanding shares of the capital stock of the Company having the power generally to vote in the election of directors. The terms of the BCI Option provide that certain shares of the Company's common stock owned by Boston Chicken are excluded in determining the percentage ownership of the voting stock of the Company owned by Boston Chicken for purposes of the BCI Option. As of January 2, 2001, Boston Chicken had the right under the BCI Option to purchase 2,124,579 shares of the Company's common stock at a weighted average price of $18.61.

     As of January 2, 2001, the Company had 7,558,776 shares of common stock reserved for issuance upon exercise of options and warrants.

13. Related Party Transactions

     The Boston Chicken Plan Trustee is the majority stockholder of the Company. Prior to the sale of substantially all of its operating assets to a wholly-owned subsidiary of McDonald's Corporation, Boston Chicken charged the Company amounts aggregating approximately $6.9 million, $5.3 million and $1.2 million in fiscal 1998, 1999 and 2000, respectively, for software license, software maintenance, real estate, financial advisory and accounting fees, and interest.

     The Company is the manager of Bagel Funding but has no equity interest in Bagel Funding.

     Certain directors and officers of the Company and members of their families acquired equity interests in the Company's former area developers in exchange for promissory notes. These equity interests were converted into equity interests in Bagel Partners in December 1997 and were redeemed in exchange for cancellation of such promissory notes (having an aggregate principal amount of approximately $0.5 million) in January 1998.

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

     The Company holds notes receivable from a stockholder of $3.4 million. The notes receivable bear interest at the applicable Reference Rate plus 1%. Principal and interest are due April 2001. The notes are collateralized by various assets. The notes, which were carried on the Company's books at $3.4 million as of December 28, 1997, were written off in 1998.

14. Impairment of Long-Lived Assets

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Einstein/Noah Bagel Corp.:

  We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Einstein/Noah Bagel Corp. and subsidiaries as of December 27, 1998, December 26, 1999 and January 2, 2001, and for the fiscal years ended December 27, 1998, December 26, 1999 and January 2, 2001 included in this Form 10-K, and have issued our report thereon dated March 30, 2001. Our report on the financial statements includes an explanatory paragraph with respect to the uncertainty as to the Company's ability to continue as a going concern, which is further described in Note 2 to the financial statements. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in Part IV, Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             ARTHUR ANDERSEN LLP



Denver, Colorado
March 30, 2001

                                                                     SCHEDULE II

                  EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


                                                   Balance               Additions            Deductions
                                                     at                 charged to                for                Balance
                                                  beginning             costs and              accounts             at end of
Classifications                                   of period              expenses             written-off             period
Fiscal year ended January 2, 2001:
  Allowance for Doubtful Accounts........         $226,032               $105,000            $ (84,034)             $246,998
Fiscal year ended December 26, 1999:
  Allowance for Doubtful Accounts........          782,465                      -             (556,433)              226,032
Fiscal year ended December 27, 1998:
  Allowance for Doubtful Accounts........          810,000                      -              (27,535)              782,465

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

                                    Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules and Exhibits

     1. The Company's Consolidated Financial Statements are set forth in Part II, Item 8.

           A. Report of Independent Public Accountants (Arthur Andersen LLP);
           B. Consolidated Balance Sheets at December 26, 1999 and January 2, 2001;
           C. Consolidated Statements of Operations for the fiscal years ended December 27, 1998, December 26, 1999 and January 2, 2001;
           D. Consolidated Statements of Stockholders' Equity for the fiscal years ended December 27, 1998, December 26, 1999 and January 2, 2001;
           E. Consolidated Statements of Cash Flows for the fiscal years ended December 27, 1998, December 26, 1999 and January 2, 2001; and
           F. Notes to Consolidated Financial Statements.

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

    (iv)   Restated 1997 ENBP Stock Option Plan.
    (v) Amended and Restated Executive Employment Agreement dated as of February 11, 2000 between the Company and Robert M. Hartnett (the "Hartnett Agreement").
    (vi) Severance Agreement dated August 26, 1999 between the Company and Paul Murphy (and the amendment thereto).
    (vii) Severance Agreement dated August 26, 1999 between the Company and Gail Lozoff (and the amendment thereto).
    (viii) Severance Agreement dated August 26, 1999 between the Company and Paul Strasen (and the amendment thereto).
    (ix)   Amended and Restated Employee Retention Program.
    (x)    2001 Staff Officer Bonus Plan.

(b)  Reports on Form 8-K

       During the fourth quarter of fiscal 2000, the Company filed two reports on Form 8-K dated October 17, 2000 and December 22, 2000.

       The report on Form 8-K dated October 17, 2000 reported under Item 5. (Other Events) that Paula E. Manley had resigned as Chief Financial Officer of the Company and that the Company had named Robert C. Ellis to serve as Chief Financial Officer of the Company on an interim basis.

       The report on Form 8-K dated December 22, 2000 reported under Item 8. (Change in Fiscal Year) that the Company had changed its fiscal year from the 52/53-week period ending on the last Sunday in December to the 52/53-week period ending on the Tuesday closest to January 1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 2, 2001

                              EINSTEIN/NOAH BAGEL CORP.



                              By:    /s/ Robert M. Hartnett
                                  -----------------------------------
                                         Robert M. Hartnett
                                       Chairman of the Board,
                                Chief Executive Officer and President
                                    (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2001.

            Signature                                    Title
            ---------                                    -----
   /s/ Robert M. Hartnett              Chairman of the Board, Chief Executive Officer,
----------------------------------     President and Director
           Robert M. Hartnett          (Principal Executive Officer)

   /s/ Robert C. Ellis                 Chief Financial Officer
----------------------------------     Principal Financial Officer and Principal
           Robert C. Ellis             Accounting Officer)

   /s/ Gail A. Lozoff                  Chief Marketing Officer and Director
----------------------------------
           Gail A. Lozoff

   /s/ Martin D Hanan                  Director
----------------------------------
           Martin D Hanan

   /s/ Donald L. Pierce                Director
----------------------------------
           Donald L. Pierce

                                   EXHIBITS

   Exhibit No.                   Description of Exhibit +
----------------    ------------------------------------------------------------

     2.1(a) Asset purchase agreement dated as of February 10, 2001 by and among the Company, Einstein/Noah Bagel Partners, L.P. ("Bagel Partners") and ENB Acquisition LLC ("ENB") (incorporated by reference to Exhibit 2 to the Company's current report on Form 8-K dated February 13, 2001).

     2.1(b) Letter agreement dated March 9, 2001 among the Company, Bagel Partners and ENB.

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

                                  Exhibit-1

   Exhibit No.                   Description of Exhibit +
----------------    -----------------------------------------------------------

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

     10.1(f) Fifth Amendment and Waiver dated as of February 29, 2000 to Secured Credit Agreement (incorporated by reference to
                    Exhibit 10.1(f) to the Company's annual report on Form 10-K for the year ended December 26, 1999).

     10.1(g) Restated Sixth Amendment and Waiver to Secured Credit Agreement executed and delivered as of April 27, 2000 and restated and modified as of June 15, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 9, 2000).

     10.1(h)        Seventh Amendment dated October 31, 2000 to Secured Credit
                    Agreement.

     10.1(i)        Eighth Amendment dated November 9, 2000 to Secured Credit
                    Agreement.

     10.1(j)        Ninth Amendment dated November 14, 2000 to Secured Credit
                    Agreement.

     10.1(k)        Tenth Amendment dated November 17, 2000 to Secured Credit
                    Agreement.

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

                                   Exhibit-2

   Exhibit No.                   Description of Exhibit +
----------------    -----------------------------------------------------------

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

                                  Exhibit-3

   Exhibit No.                   Description of Exhibit +
----------------    -----------------------------------------------------------

     10.13 Services Agreement dated as of December 15, 1997 between the Company and Bagel Partners (incorporated by reference to the Company's current report on Form 8-K dated December 10,
                    1997).

     10.14 Amended and Restated Executive Employment Agreement dated as of February 11, 2000 between the Company and Robert M. Hartnett (incorporated by reference to Exhibit 10.14 to the Company's annual report on Form 10-K for the year ended December 26, 1999).


     10.15(a) Severance Agreement dated August 26, 1999 between the Company and Paul Murphy ("Murphy Severance Agreement") (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended October 3, 1999).

     10.15(b) Amendment dated as of March 1, 2000 to Murphy Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 16, 2000).

     10.16(a) Severance Agreement dated August 26, 1999 between the Company and Gail Lozoff ("Lozoff Severance Agreement") (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended October 3, 1999).

     10.16(b) Amendment dated as of March 1, 2000 to Lozoff Severance Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 16, 2000).

     10.17(a) Severance Agreement dated August 26, 1999 between the Company and Paul Strasen ("Strasen Severance Agreement") (incorporated by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended October 3, 1999).

     10.17(b) Amendment dated as of March 1, 2000 to Strasen Severance Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 16, 2000).

     10.18          Concurrent Offering Purchase Agreement (included in Exhibit
                    4.7).

     10.19          Amended and Restated Employee Retention Program.

     10.20          2001 Staff Officer Bonus Plan.

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