Form 10-K/A
period 2001-01-02
EINSTEIN NOAH BAGEL CORP
filed 2001-05-02
CIK 1007184

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

     Martin D Hanan, age 44, became a director of the Company in April 1999. Since June 2000, Mr. Hanan has been a principal of Value, Inc., a consulting services firm based in Dallas, Texas. From 1987 until May 2000, Mr. Hanan was President of Business Valuation Services, Inc. Mr. Hanan is also a director of Einstein/Noah Bagel Partners, Inc. ("ENBPI"), a wholly-owned subsidiary of the Company and the general partner of Einstein/Noah Bagel Partners, L.P., the Company's majority-owned subsidiary.

     Robert M. Hartnett, age 49, became Chief Executive Officer and a director of the Company in February 1998 and became President and Chairman of the Board of the Company in May 1998. Mr. Hartnett served as Vice President-Eastern Zone of the general partner of Einstein/Noah Bagel Partners, L.P., a majority owned subsidiary of the Company ("Bagel Partners"), from December 1997 until February 1998. From March 1996 to February 1998, Mr. Hartnett served as President and Chief Executive Officer of one of the Company's former area developers. Mr. Hartnett is also a director of ENBPI.

     Gail A. Lozoff, age 50, became Chief Marketing Officer of the Company in March 1998 and served as Chief Concept Officer of the Company from October 1997 until March 1998. Ms. Lozoff has been a director of the Company since April 1995. From September 1996 until October 1997, Ms. Lozoff served as a Vice President of the Company and from April 1995 until September 1996, she served as Vice President-Design and Merchandising of the Company.

     Donald L. Pierce, age 56, became a director of the Company in April 1999. Since March 1997 he has been President of Woodstone Consulting Company Inc. From April 1993 until February 1997, Mr. Pierce was President and Chief Executive Officer of Arby's Inc. Mr. Pierce is also a director of ENBPI.

      Executive Officers. Information with respect to executive officers of the Company is set forth under the caption "Executive Officers" in Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ending January 2, 2001.

     Compliance with Section 16(a) of the Exchange Act. Robert C. Ellis, the Company's Chief Financial Officer since October 2000, did not timely file an initial statement of beneficial ownership of securities on Form 3 in connection with the commencement of his services as an executive officer of the Company. Mr. Ellis does not own any common stock of the Company and he has not received any stock option grants from the Company.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth compensation for each of the fiscal years ended January 2, 2001, December 26, 1999, and December 27, 1998 received by, or payable to, individuals who served as Chief Executive Officer of the Company and the Company's four other most highly compensated executive officers during fiscal year 2000, as well as the Company's former Chief Financial Officer (the "named executive officers"). The Company does not have a restricted stock award program or a long-term incentive plan in which executive officers or directors of the Company may participate.



                                                                                   Long Term
                                                    Annual Compensation           Compensation
                                       ---------------------------------------   --------------
                                                                       Other       Securities
                                                                       Annual       Underlying
              Name and                                                 Compen-       Options            All Other
         Principal Position            Year   Salary       Bonus       sation         (#)(1)          Compensation
-------------------------------------  ----  ---------  ------------   -------   --------------       ------------
Robert M. Hartnett...................  2000   $500,000      $375,000 (2)    $0                0         $        0
 Chairman of the Board, Chief          1999    428,846       250,000         0          800,000                  0
 Executive Officer and President       1998    332,692       194,000         0          645,000             68,648 (3)
Paul J.B. Murphy III.................  2000   $300,000      $300,000 (2)     0                0                  0
 Executive Vice President -            1999    300,000       150,000         0          200,000                  0
 Operations                            1998    270,192       145,500         0          200,000              1,847 (3)
Robert C. Ellis (4)..................  2000   $ 57,692             0         0                0                  0
 Interim Chief Financial Officer       1999          0             0         0                0                  0
                                       1998          0             0         0                0                  0
Gail A. Lozoff.......................  2000   $225,000      $225,000 (2)     0                0                  0
 Chief Marketing Officer               1999    225,000       112,500         0          150,000                  0
                                       1998    215,865       109,125         0          225,946             53,846 (3)
Paul A. Strasen......................  2000   $225,000      $168,750 (2)     0                0                  0
 Senior Vice President,                1999    225,000       112,500         0          100,000                  0
  General Counsel and Secretary        1998    215,865        87,300         0          132,517                  0
Paula E. Manley (5)..................  2000   $192,308      $150,000 (2)     0                0                  0
 Former Chief Financial Officer        1999    191,827       100,000         0          100,000                  0
                                       1998    159,782        67,900         0          112,500             43,338 (3)

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

(2) Amounts reported for 2000 include retention bonuses paid pursuant to the Company's amended and restated employee retention program, in the following amounts to the following persons: Mr. Hartnett - $125,000; Mr. Murphy - $150,000; Ms. Lozoff - $112,500; Mr. Strasen - $56,250 and Ms. Manley -
    $50,000.

(3) Amounts represent relocation payments.

(4) Mr. Ellis was elected Chief Financial Officer in October 2000.

(5) Ms. Manley resigned as Chief Financial Officer in October 2000.

Option Grants In Last Fiscal Year

     No stock option grants were made to the named executive officers during the fiscal year ended January 2, 2001.

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

     The following table sets forth for the named executive officers aggregated information concerning each exercise of stock options during the fiscal year ended January 2, 2001 and the fiscal year-end value of unexercised options.


                                                                                                     Value of
                                                                    Number of                      Unexercised
                              Shares                           Unexercised Options             In-the-Money Options
                             Acquired         Value           at Fiscal Year-End (#)          at Fiscal Year-End ($)
                            on Exercise     Realized     --------------------------------  ----------------------------
        Name                    (#)            ($)          Exercisable/Unexercisable       Exercisable/Unexercisable
        ----                -----------   ------------   --------------------------------  ----------------------------
Robert M. Hartnett              0              0                   490,000/745,000                      0/0
Paul J.B. Murphy III            0              0                   165,000/235,000                      0/0
Robert C. Ellis                 0              0                         0/0                            0/0
Gail A. Lozoff                  0              0                   187,430/188,516                      0/0
Paul A. Strasen                 0              0                   147,860/127,140                      0/0
Paula E. Manley                 0              0                         0/0                            0/0

Option Repricings


     The following table provides information concerning all repricings of stock options of executive officers since August 1, 1996 (the date on which the Company became subject to the reporting requirements of the Exchange Act) through fiscal year 2000. See "Report of the Compensation Committee and Board of Directors - Stock Options."

                                                                Market Price
                                                 Number of           of                                       Length of
                                                  Shares           Common         Exercise                 Original Option
                                                Underlying        Stock at        Price at        New      Term Remaining
                                                  Options         Time of         Time of      Exercise      at Date of
               Name                   Date       Repriced        Repricing       Repricing       Price        Repricing
-----------------------------------  -------  ---------------  --------------  --------------  ---------  -----------------
Robert M. Hartnett                   5/11/98          210,000        $ 3.6563        $ 4.5625  $  3.6563  9 years 10 months
    Chairman of the Board, Chief     5/11/98          136,443          3.6563          6.0000     3.6563  7 years 10 months
    Executive Officer and President  5/11/98           88,557          3.6563          6.5900     3.6563  7 years 10 months
Paul J.B. Murphy III                 5/11/98           78,621          3.6563          6.0000     3.6563  7 years 10 months
    Executive Vice President -       5/11/98           11,379          3.6563          6.5900     3.6563  7 years 10 months
    Operations
Gail A. Lozoff                       10/2/97            8,368         10.6875         29.8750   110.6875  9 years 3 months
    Chief Marketing Officer          5/11/98           29,739          3.6563          5.8800     3.6563  6 years 10 months
                                     5/11/98           34,138          3.6563          6.5900     3.6563  7 years 8 months
                                     5/11/98           98,392          3.6563         10.6900     3.6563  9 years 4 months
Paul A. Strasen                      10/2/97            8,368         10.6875         29.8750    10.6875  9 years 3 months
    Senior Vice President, General   5/11/98           37,931          3.6563          6.5900     3.6563  7 years 8 months
    Counsel and Secretary            5/11/98           46,784          3.6563         10.6900     3.6563  9 years 4 months
Paula E. Manley                      5/11/98           51,750          3.6563          6.0000     3.6563  8 years 4 months
    Chief Financial Officer          5/11/98            4,500          3.6563          6.5900     3.6563  8 years 4 months

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

     In 2000, each of Messrs. Hanan and Pierce also received a fee of $25,000 for serving on a special committee of the Board of Directors of the Company.

Employment Agreement with Chief Executive Officer

     In February 2000, the Company entered into an amended and restated employment agreement with Robert M. Hartnett, the Chief Executive Officer of the Company, which superseded a prior employment agreement regarding Mr. Hartnett's employment. Under the terms of the employment agreement, Mr. Hartnett receives an annual base salary of $500,000, and an annual bonus having a target payout equal to 50% of his base salary and which will be based on the Company's performance relative to targets generally applicable in determining bonus compensation payable to senior executives of the Company. The agreement also provides that Mr. Hartnett will participate in a Company stock option plan and receive option grants at the same time as other executive officers of the Company. Mr. Hartnett's employment agreement is for a term ending on February 11, 2003, which term is extended by one additional year in February of each year. The employment agreement provides that in the event Mr. Hartnett's employment is terminated by the Company other than for just cause, or by Mr. Hartnett for just grounds, (i) he will receive a lump-sum payment equal to the greater of the sum of his then current annual base salary and then current target bonus or the amount that would be paid to him during the balance of the term of his agreement (based on his then current annual salary and target bonus), (ii) the Company will continue to provide group medical, dental, life and disability insurance benefits for a period of eighteen months from the date of termination, and (iii) all of his outstanding stock options will become fully vested and exercisable.

     Mr. Hartnett's employment agreement was approved by the U.S. Bankruptcy Court for the District of Arizona (the "Bankruptcy Court") on July 28, 2000.

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

     For purposes of the severance agreements, a change in control occurs if (i) any person other than Boston Chicken or Bagel Store Development Funding, L.L.C. ("Bagel Funding") becomes the owner of securities representing 20% or more of the voting power of the Company's outstanding securities, except for the receipt of such securities by any person in satisfaction of an unsecured creditor claim pursuant to the consummation of a plan of reorganization proposed by the Company in a chapter 11 case, (ii) there is a merger or consolidation of the Company or any subsidiary of the Company other than (a) a merger or consolidation in which voting securities of the Company outstanding immediately prior to the transaction continue to represent at least 50% of the combined voting power of the securities of the Company or the survivor of such merger or consolidation after the transaction or (b) a merger or consolidation effected to implement a recapitalization of the Company in which no person other than Boston Chicken or Bagel Funding becomes the owner of securities representing 20% or more of the combined voting power of the Company's outstanding securities, (iii) the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition of all or substantially all of the Company's assets, other than such a sale to an entity at least 50% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company prior to the sale, or
(iv) individuals who, as of August 25, 1999 are members of the Board of Directors of the Company (the "Incumbent Board") cease for any reason to constitute a majority of the Board (treating as members of the Incumbent Board for such purpose new directors whose election or nomination was approved by a vote of at least a majority of the Incumbent Board).

     The severance agreements currently terminate on May 8, 2001, except that on May 8 of each year, the term is automatically extended for one additional year unless, not later than December 31 of the preceding year, the Company or the officer shall have given notice not to extend the term. In addition, if a change in control occurs during the term of the severance agreement, the agreement expires 24 months after the month in which the change in control occurred.

Compensation Committee Interlocks and Insider Participation

     The following persons served as members of the Compensation Committee of the Board of Directors during the year ended January 2, 2001: Martin D Hanan and Donald L. Pierce.

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


                      REPORT OF THE COMPENSATION COMMITTEE

     The Compensation Committee of the Board of Directors has overall responsibility for compensation of executive officers. The following report on executive compensation is furnished by persons who were members of the Compensation Committee in 2000.

General Policies

     The Company's compensation program is intended to attract, motivate, reward and retain the management talent required to achieve corporate objectives in a dynamic environment operating in a highly competitive industry, and thereby increase value for the Company's stakeholders. It is the Company's policy to provide incentives to its senior management to achieve both short-term and long-term objectives. For 2000, the Company's executive compensation consisted of salary and bonus compensation.

Cash Compensation

     For 2000, cash compensation for executive officers consisted of base salary and bonus compensation paid under the Company's 2000 Staff Officer Bonus Plan (the "2000 Bonus Plan") and the Company's Amended and Restated Employee Retention Program (the "Retention Program"). Base salaries are determined by an assessment of responsibilities and position within the Company, individual performance and the Company's overall performance. Bonuses paid for 2000 under the 2000 Bonus Plan were determined by multiplying a target payout amount for each executive officer by a percentage factor based on the Company's performance against financial objectives. For 2000 the target payout amount for each executive officer was equal to 50% of base salary and the financial objectives consisted of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA").

     In 2001, bonus compensation of executive officers will also be determined by multiplying a target payout amount for each executive officer by a percentage factor based on the Company's performance against financial objectives. Target payout amounts for 2001 will be the same as those for 2000, and the payout will again be determined based entirely on achievement of EBITDA objectives.

     In 2000, executive officers also received bonuses under the Employee Retention Program, which was adopted in October 1999 and amended in February 2000 and July 2000. The Retention Program provides for payment of cash bonuses to executive officers and certain other employees, in amounts ranging from 50% to 100% of one year's base salary, in the case of executive officers. Such amounts were originally payable in three installments, in March, September and December 2000, and were conditioned upon the recipient's continued employment with the Company (unless such employment was terminated by the Company without cause or by the employee for good reason (in each case as defined in the Retention Program)). The Retention Program was approved by the Bankruptcy Court on July 28, 2000. In connection with such approval, the Plan was amended to provide that bonuses otherwise payable to Messrs. Hartnett, Manley and Strasen in September 2000 would instead by payable in December 2000, and the bonuses otherwise payable to such persons in December 2000 would instead by payable only upon confirmation of a plan of reorganization.

     Messrs. Hartnett and Strasen remain eligible to receive their final cash bonus under the Retention Program ($250,000, in the case of Mr. Hartnett, and $112,500, in the case of Mr. Strasen) upon confirmation of a plan of reorganization.

Stock Options

     The Board of Directors has historically considered incentive compensation in the form of stock options to be an integral and important part of executive compensation in particular and employee compensation generally. Options were generally granted to executive officers upon commencement of employment and annually, and they had an exercise price equal to the fair market value of the Common Stock on the grant date. No stock option grants were made in 2000.

Chief Executive Officer Compensation

     The 2000 compensation for Robert M. Hartnett, the Company's Chief Executive Officer, consisted of a base salary and bonus compensation. His compensation was the result of arms' length negotiations with the Company in connection with his employment. Factors considered by the Compensation Committee in determining Mr. Hartnett's compensation included his experience in running restaurant operating companies, his entrepreneurial abilities and his leadership abilities. Mr. Hartnett's bonus compensation was determined pursuant to the 2000 Bonus Plan in the same manner as bonuses to other executive officers.

     The Company and Mr. Hartnett are parties to an employment agreement. See "Certain Transactions - Employment and Termination Agreements."

Policy Regarding Rule 162(m)

     In general, Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits the tax deductibility of annual compensation paid to certain executive officers of a publicly held corporation to $1 million, subject to an exception for "performance-based" compensation plans as defined under that Section. Generally, the Board of Directors and the Compensation Committee, or any other Board committee responsible for executive officer compensation, reserve the right to grant compensation to executive officers in amounts deemed appropriate, regardless of whether such compensation is deductible for federal income tax purposes. When making decisions concerning executive compensation, the deduction limits under Section 162(m), as well as other factors, including economic and industry trends, competition for talented executives and the contribution of the executive officers to the development of the Company's business, are taken into account. Options to purchase shares of Common Stock granted to executive officers in fiscal 1998 and 1999 are potentially subject to limits on permitted federal income tax deductions upon exercise of such options, including under Section 162(m). The option grants were made because the grants and their associated incentives were determined to be more important to the Company and its stockholders than the potential loss of related compensation deductions. The policy of the Compensation Committee, or any other Board committee responsible for executive officer compensation, is to maintain, where feasible, a compensation structure that will permit all executive compensation to be tax deductible by the Company. However, the Compensation Committee believes that it is vital for the Company's long-term interest to ensure that talented individuals will continue to serve the Company. As a result, the Board of Directors and the Compensation Committee, or any other Board committee responsible for executive officer compensation, may continue to authorize, in appropriate circumstances, compensation that is not entirely deductible.

Conclusion

     The Compensation Committee intends to review the executive compensation structure at least annually, review salary levels, and provide appropriate incentive-based compensation, all as appropriate to continue attracting and retaining management with the necessary experience and expertise to further the Company's growth.

                      2000 Compensation Committee Members

                                 Martin D Hanan
                                Donald L. Pierce

                               PERFORMANCE GRAPH

     The Company has determined that a peer group which is representative of its line of business is appropriate for performance comparison purposes. The members of the peer group are BAB Holdings, Inc., Brinker International, CKE Restaurants, Inc., New World Coffee-Manhattan Bagel, Panera Bread Co. Class A, Papa Johns International, Inc., The Quizno's Corp., Schlotzsky's, Inc. and Starbucks Corporation (the ``Peer Group Index"). The following graph compares the percentage change in the cumulative total returns on the Common Stock, the Peer Group Index and the Standard & Poor's 500 Index (assuming reinvestment of any dividends) for the period beginning on December 27, 1996, and ending on January 2, 2001, the last day of the Company's 2000 fiscal year.




                       [PERFORMANCE GRAPH APPEARS HERE]




                                                   8/2/96    12/27/96    12/26/97    12/27/98    12/26/99      1/2/01
EINSTEIN/NOAH BAGEL CORP.                          100.00      145.73       27.13        5.95        2.13        0.10
PEER GROUP INDEX                                   100.00      114.93      139.56      176.22      141.00      142.49
S&P 500 INDEX                                      100.00      116.85      155.83      200.36      242.53      242.53

______________
(1) Assumes $100 invested on August 2, 1996 in Common Stock, the Peer Group Index, and the S&P 500 Index. Historical results are not necessarily indicative of future performance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 13, 2001 by: (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each director; (iii) each executive officer named in the Summary Compensation Table in Item 11 of this report; and (iv) all directors and executive officers as a group. The beneficial ownership reflected in the following table is calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Unless otherwise indicated, ownership includes sole voting and investment power.

                                                                           Shares Beneficially Owned
                                                                     -------------------------------------
                               Names                                    Number (1)           Percent
                               -----                                 -----------------  ------------------
Boston Chicken Plan Trustee (2)....................................        19,588,146                54.1%
Robert M. Hartnett.................................................           845,000                 2.5%
Paul J.B. Murphy III...............................................           273,700                   *
Robert C. Ellis....................................................                 0                   0
Gail A. Lozoff (3).................................................           791,219                 2.3%
Paul A. Strasen (4)................................................           224,301                   *
Paula E. Manley....................................................                 0                   0
Martin D Hanan.....................................................            15,000                   *
Donald L. Pierce...................................................            15,000                   *
New World Coffee-Manhattan Bagel, Inc. (5).........................         2,894,118                 8.0%
ENB Acquisition LLC (6)............................................         2,114,494                 6.0%
All directors and executive officers as a group
(8 persons) (3)(4).................................................         2,164,220                 6.1%

__________________
*Less than 1%.

(1) Includes shares of Common Stock subject to options granted by the Company which were exercisable within 60 days of April 13, 2001 as follows: Mr. Hartnett - 835,000; Mr. Murphy - 272,500; Ms. Lozoff - 285,026; Mr. Strasen
    - 213,049; Mr. Hanan - 15,000; Mr. Pierce - 15,000; and all executive officers and directors as a group (including such individuals) - 1,635,575.

(2) Includes 2,124,579 shares subject to options granted by the Company at prices ranging from $3.87 to $30.75 which are exercisable within 60 days of April 13, 2001. Gerald K. Smith, as the trustee under the Boston Chicken, Inc. Plan of Reorganization (the "Boston Chicken Plan Trustee") succeeded Boston Chicken, Inc. as the holder of shares of Common Stock and certain rights to acquire such shares. The address of the Boston Chicken Plan Trustee is c/o Lewis and Roca LLP, 40 North Central Avenue, Phoenix, Arizona 85004-4429.

(3) Includes 489,475 shares of Common Stock held by a corporation, of which Ms. Lozoff's spouse is the sole stockholder.

(4) Includes 3,653 shares held by a trust, of which Mr. Strasen is a trustee and beneficiary, and 5,099 shares held by a limited liability company controlled by Mr. Strasen and his spouse.

(5) Shares shown in the table are issuable upon conversion of the Company's 7 1/4% convertible subordinated debentures due 2004, which are convertible into the Common Stock at a conversion price of $21.25 per share. New World Coffee-Manhattan Bagel, Inc. ("New World") owns, and through an affiliate controls, approximately $61.5 million in face amount of such debentures. Such information is based on statements in New World's annual report on Form 10-KSB for the fiscal year ended December 31, 2000 filed pursuant to the Exchange Act, as the Company is not aware of any statements on Schedule 13D filed pursuant to the Exchange Act by New World with respect to such ownership. New World's address is 246 Industrial Way, West Eatontown, New Jersey 07724.

(6) Shares shown in the table are issuable upon conversion of the Company's 7 1/4% convertible subordinated debentures due 2004, which are convertible into the Common Stock at a conversion price of $21.25 per share. ENB Acquisition LLC ("ENB") owns approximately $44.9 million in face amount of such debentures. Such information is based on statements in ENB's filings on Schedule 13D filed pursuant to the Exchange Act. ENB's address is c/o Three Cities Research, Inc., 650 Madison Avenue, New York, New York 10022.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Date:   May 2, 2001

                                  EINSTEIN/NOAH BAGEL CORP.



                                  By: /s/ Robert M. Hartnett
                                     --------------------------------------
                                              Robert M. Hartnett
                                              Chairman of the Board,
                                     Chief Executive Officer and President