Form 10-Q
period 2001-04-24
EINSTEIN NOAH BAGEL CORP
filed 2001-06-08
CIK 1007184

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 24, 2001

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

                                 (303) 568-8300
              (Registrant's telephone number, including area code)

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

Number of shares of common stock, $.01 par value per share, outstanding as of June 1, 2001: 34,083,681 (includes 813,146 shares of common stock held by a subsidiary of the Company).

                            EINSTEIN/NOAH BAGEL CORP.

                                      INDEX

                                                                                                  Page No.
                                                                                                  --------
PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Balance Sheets as of January 2, 2001 and
                      April 24, 2001........................................................         3

                      Consolidated Statements of Operations for the quarters
                      ended April 16, 2000 and April 24, 2001...............................         4

                      Consolidated Statements of Cash Flows for the quarters
                      ended April 16, 2000 and April 24, 2001...............................         5

                      Notes to Consolidated Financial Statements............................         6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...................................        16

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk............        22

PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings.....................................................        23

         Item 6.      Exhibits and Reports on Form 8-K and Form 8-K/A.......................        23

         Signature Page.....................................................................        24

         Exhibit List ......................................................................        25

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                  January 2,         April 24,
                                                                                     2001              2001
                                                                                 -------------    -------------
ASSETS
------
Current Assets:
     Cash and cash equivalents.............................................      $      3,959     $      3,721
     Restricted deposits...................................................                80                -
     Accounts receivable, net..............................................             1,305            1,342
     Inventories...........................................................             7,819            7,959
     Prepaid expenses and other current assets.............................               971            3,038
                                                                                 ------------     ------------
         Total current assets..............................................            14,134           16,060

Property and Equipment, net................................................           120,342          119,131
Goodwill, net .............................................................           200,217          196,642
Trademarks, net............................................................             2,033            2,001
Recipes, net  .............................................................             2,045            1,949
Other Assets, net..........................................................             3,936            3,650
                                                                                 ------------     ------------
         Total assets......................................................      $    342,707     $    339,433
                                                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities Not Subject to Compromise:
     Current Liabilities:
         Accounts payable..................................................      $     16,435     $     13,602
         Accrued expenses..................................................            24,199           28,273
         Debtor-in-Possession financing....................................            22,905           25,369
                                                                                 ------------     ------------
              Total current liabilities....................................            63,539           67,244
     Other Noncurrent Liabilities..........................................            11,697           11,626
                                                                                 ------------     ------------
              Total liabilities not subject to compromise..................            75,236           78,870
Liabilities Subject to Compromise..........................................           150,347          150,439
     Minority Interest.....................................................            30,379           30,145
                                                                                 ------------     ------------
              Total liabilities............................................           255,962          259,454

Stockholders' Equity:
     Preferred Stock - $.01 par value; 20,000,000 shares authorized;
         no shares issued and outstanding..................................                 -                -
     Common Stock - $.01 par value; 200,000,000 shares authorized;
         34,083,681 shares issued in January and April 2001................               341              341
     Additional paid-in capital............................................           377,616          377,616
     Treasury stock, at cost (813,146 shares at
         January and April 2001)...........................................            (5,261)          (5,261)
     Accumulated deficit...................................................          (285,951)        (292,717)
                                                                                 ------------     ------------
         Total stockholders' equity........................................            86,745           79,979
                                                                                 ------------     ------------
         Total liabilities and stockholders' equity........................      $    342,707     $    339,433
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

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                          Quarter Ended
                                                                                 ------------------------------
                                                                                   April 16,         April 24,
                                                                                     2000              2001
                                                                                 -------------    -------------
Revenue:
     Store revenue.........................................................      $    118,323     $    111,778

Costs and Expenses:
     Store:
         Cost of products sold.............................................            38,893           36,671
         Salaries and benefits.............................................            36,738           33,462
         Other controllable costs..........................................            10,337            9,357
         Rent, occupancy and related costs.................................            11,222            9,997
         Marketing expenses................................................             4,972            5,223
         Depreciation and amortization.....................................             3,654            3,989
                                                                                 ------------     ------------
              Total store costs and expenses...............................           105,816           98,699
     Non-Store:
         Salaries, benefits, general and
              administrative...............................................            10,933            9,777
         Pre-petition reorganization expenses..............................             2,641                -
         Depreciation and amortization
              (excluding goodwill amortization)............................             1,479            1,479
         Goodwill amortization.............................................             3,564            3,575
                                                                                 ------------     ------------
              Total non-store costs and expenses...........................            18,617           14,831
                                                                                 ------------     ------------
              Total costs and expenses.....................................           124,433          113,530
                                                                                 ------------     ------------

Loss from Operations.......................................................            (6,110)          (1,752)

Other Income (Expense):
     Interest expense......................................................            (3,935)          (1,524)
     Other.................................................................                18               80
                                                                                 ------------     ------------
         Total other income (expense)......................................            (3,917)          (1,444)
                                                                                 ------------     ------------

Loss before Reorganization Expenses, Income Taxes, and
     Minority Interest.....................................................           (10,027)          (3,196)

Reorganization Expenses....................................................                 -            3,752
Provision for Income Taxes.................................................                30               52
Minority Interest in Loss of Subsidiary....................................              (726)            (234)
                                                                                 ------------     ------------
Net Loss ..................................................................      $     (9,331)    $     (6,766)
                                                                                 ============     ============

Basic Loss per Share.......................................................      $     (0.28)     $      (0.20)
                                                                                 ===========      ============
Diluted Loss per Share.....................................................      $     (0.28)     $      (0.20)
                                                                                 ===========      ============
Weighted Average Number of Common Shares Outstanding:
         Basic.............................................................            33,271           33,271
                                                                                 ============     ============
         Diluted...........................................................            33,271           33,271
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

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                          Quarter Ended
                                                                                 ------------------------------
                                                                                   April 16,         April 24,
                                                                                     2000              2001
                                                                                 -------------    -------------
Cash Flows from Operating Activities:
     Net loss .............................................................      $     (9,331)    $     (6,766)
     Adjustments to reconcile net loss to net cash provided by
     operating activities:
         Depreciation and amortization.....................................             8,697            9,043
         Minority interest.................................................              (726)            (234)
         Provision for write-down of assets................................             1,280                -
         Loss on disposal of assets........................................               464               29
         Changes in assets and liabilities:
              Accounts receivable..........................................              (115)             (37)
              Accounts payable and accrued expenses........................             3,166            2,816
              Other assets and liabilities.................................              (388)          (2,277)
                                                                                 ------------     ------------
                      Net cash provided by operating activities............             3,047            2,574
                                                                                 ------------     ------------

Cash Flows from Investing Activities:
     Purchase of property and equipment....................................            (6,512)          (5,276)
     Purchase of other assets..............................................                (1)               -
                                                                                 ------------     ------------
         Net cash used in investing activities.............................            (6,513)          (5,276)
                                                                                 ------------     ------------

Cash Flows from Financing Activities:
     Borrowings under credit facility......................................            70,527          112,193
     Repayments under credit facility......................................           (68,225)        (109,729)
                                                                                 ------------     ------------
         Net cash provided by financing activities.........................             2,302            2,464
                                                                                 ------------     ------------
Net Decrease in Cash and Cash Equivalents..................................            (1,164)            (238)
Cash and Cash Equivalents, beginning of period.............................             2,708            3,959
                                                                                 ------------     ------------
Cash and Cash Equivalents, end of period...................................      $      1,544     $      3,721
                                                                                 ============     ============

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The consolidated interim financial statements have been prepared by the Company and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of April 24, 2001 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of the Company's accounting policies and other financial information are included in the audited consolidated financial statements filed with the Securities and Exchange Commission in the Company's Form 10-K for the year ended January 2, 2001. The consolidated results of operations for the quarter ended April 24, 2001 are not necessarily indicative of the results expected for the full year.

         Certain amounts set forth in the accompanying financial statements for the quarter ended April 16, 2000 have been reclassified to conform to the presentation for the current fiscal quarter.

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

         On May 2, 2000, the Bankruptcy Court set June 30, 2000 as the claims bar date in the Chapter 11 cases.

         As debtors-in-possession, the Company and Bagel Partners are authorized to operate their businesses, but may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. An official committee of unsecured creditors, consisting of HSBC Bank USA (indenture trustee for the holders of the Company's $125.0 million 7 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures")), and four holders of the Debentures, Loomis, Sayles & Company, L.P., Kayne Anderson, Lonestar Partners, L.P. and Lampe, Conway & Co., L.L.C., was originally formed by the U.S. Trustee on May 9, 2000 (the "Creditors Committee").

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

         On February 12, 2001, the Company announced that it had entered into an agreement with ENB Acquisition LLC ("ENB"), an affiliate of Three Cities, providing for the sale to ENB of substantially all of the assets of the Company and Bagel Partners under Section 363 of the Bankruptcy Code, for a purchase price consisting of $145.0 million in cash and the assumption of $22.7 million in current liabilities and certain other liabilities and obligations. Under the purchase agreement, if the agreement is terminated and the Company accepts an acquisition proposal from a third party other than ENB, then in certain circumstances the Company will be obligated to make a termination payment of $5.0 million to ENB. On March 5, 2001, the Bankruptcy Court entered an order approving such termination payment and bidding procedures (the "Bidding Procedures Order"), and the court set May 23, 2001 as the date for the hearing (the "Sale Hearing") on the motion (the "Sale Motion") to approve the sale to ENB or to a party submitting a higher or better bid in conformity with the Bidding Procedures Order.

         The Sale Hearing was conducted on June 1, 2001. At the Sale Hearing, the Bankruptcy Court conducted an auction in which Einstein Acquisition Corp. and Greenlight New World, LLC, affiliates of New World, were the successful bidder. Upon the conclusion of the auction, the Bankruptcy Court approved the sale to such affiliates of substantially all of the assets of the Company and Bagel Partners for a purchase price consisting of $160.0 million in cash and the assumption of current liabilities incurred in the ordinary course of business and certain other liabilities and obligations. The cash purchase price will be increased by the amount, if any, that the current liabilities assumed are less than $22.7 million and it will be decreased by the amount, if any, that the current liabilities assumed exceed $30 million.

         Under the sale order of the Bankruptcy Court, the New World affiliates will be obligated to close the transaction not later than 12:01 p.m., Eastern Time, on June 20, 2001. The transaction is subject to customary conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

         In the event the New World affiliates do not consummate the acquisition on or before 12:01 p.m., Eastern Time, on June 20, 2001, ENB will be obligated to consummate the acquisition of substantially all of the assets of the Company and Bagel Partners, on the terms provided for in its backup bid, on June 21, 2001. Under ENB's backup bid, ENB would acquire such assets for a purchase price consisting of $155.0 million (of which $5.0 million consists of a credit for its breakup fee), or $150.0 million net in cash, plus the assumption of liabilities and obligations on substantially the same terms as those provided in the bid of the New World affiliates. (The pending sale to New World or ENB is sometimes herein referred to as the "Pending Sale Transaction.")

         On April 2, 2001, the Boston Chicken Plan Trustee filed a joint plan of reorganization of the Company and Bagel Partners (the "BCP Plan"), together with a form of disclosure statement relating to such plan, with the Bankruptcy Court. Pursuant to the BCP Plan, as subsequently amended, the Debentures would have allegedly been "reinstated" and other unsecured creditor claims would have been paid in full. Holders of the Debentures would also have received a right to exchange the principal amount of their Debentures and accrued interest thereon for shares of new common stock in the Company. Common stockholders in the Company would also have received shares of new common stock in the reorganized Company. The equity interests in Bagel Partners would have remained outstanding. Under the plan, ENBC and Bagel Partners would have obtained new bank financing in the principal amount of $85.0 million and the Company's pre-petition secured bank financing and debtor-in-possession financing would have been satisfied in full.

         On May 23, 2001, the Bankruptcy Court denied the motion of New World, as joined in by the Boston Chicken Plan Trustee, to continue the hearing on the Sale Motion. The Bankruptcy Court vacated the dates that had previously been set for a hearing on confirmation of the BCP Plan. At the Sale Hearing, New World withdrew its previous objections to the sale under Section 363, and the objections of the Boston Chicken Plan Trustee were overruled.

         As permitted under the Bankruptcy Code and approved by the Bankruptcy Court, the Company and Bagel Partners have elected to reject certain real estate leases. The Company and Bagel Partners maintain the right to assume or reject additional leases or executory contracts.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, the uncertainty regarding the eventual outcome of the reorganization of the Company and Bagel Partners, and the effect of other unknown adverse factors, could threaten the debtors' existence as going concerns. Continuing on a going concern basis is dependent upon, among other things, the sale of the debtors' assets as a going concern or the confirmation of a plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the debtors' obligations. The accompanying consolidated financial statements do not reflect (a) adjustments that may be necessary to present the realizable value of assets on a liquidation basis, (b) adjustments to pre-petition liability amounts that may be allowed for claims or contingencies, or their status or priority,
(c) the effect of any changes to the debtors' capital structure or in their business operations as the result of a confirmed plan of reorganization, or (d) adjustments to the carrying value of assets or liability amounts that may be necessary as the result of actions by the Bankruptcy Court, including the Pending Sale Transaction.

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

         All costs and expenses incurred in connection with the Company's reorganization since the petition filing date through April 24, 2001 have been reflected as reorganization items in the accompanying consolidated statements of operations. Through such date, the reorganization items consisted primarily of a provision of $4.7 million for loss on disposal of assets, a provision of $3.2 million for rejected leases and executory contracts, and charges of $14.2 million for other expenses, consisting primarily of professional fees paid to representatives of the Company and Bagel Partners, and professional fees incurred by the Company's lenders and the Creditors Committee which are paid by the Company.

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

         Under the most recent amendment, the DIP Facility expires on June 15, 2001. The Company believes that it will be able to obtain an extension of the DIP Facility at least through the required closing date of the Pending Sale Transaction.

         Draws made under the DIP Facility bear interest at a rate equal to Bank of America, N.A.'s reference rate plus 1.00% (8.5% at April 24, 2001). The Company is required to pay an unused line fee of 0.5%. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries, including Bagel Partners. The DIP Facility contains financial covenants requiring the maintenance of minimum cumulative EBITDA (as defined in the DIP Facility) and limiting capital expenditures and restructuring expenditures, as well as negative covenants limiting additional indebtedness, liens and sales of assets, and prohibiting dividend payments. As of April 24, 2001, the Company was in compliance with the covenants included in the DIP Facility.

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

         Bagel Funding has invested a total of approximately $89.6 million, representing an equity interest of approximately 22%, in Bagel Partners. The Company is the manager of Bagel Funding. Bagel Funding has the right (the "Put Right") to require Bagel Partners or the Company (at Bagel Partners' election) to redeem Bagel Funding's equity interest in Bagel Partners at a pre-determined formula price based on store level cash flow of Bagel Partners in the event that, at any time after December 5, 1999 and prior to June 5, 2001, the Company does not consent to a public offering of such equity interests or the termination of certain rights and obligations under franchise and license agreements between the Company and Bagel Partners ("License Termination"). The formula price is determined by multiplying Bagel Funding's percentage interest in Bagel Partners by an enterprise valuation of Bagel Partners. Such enterprise valuation is equal to Bagel Partner's income from operations before general and administrative expenses, depreciation and amortization but after franchise royalties and marketing expenses (determined by annualizing the highest of the two fiscal quarters prior to the quarter in which the right is exercised), multiplied by 6.5, less the amount of any outstanding indebtedness of Bagel Partners plus the amount of any cash balances of Bagel Partners. The formula price, if determined using annualized results of the highest of the two fiscal quarters ending April 24, 2001, would be equal to approximately $58.6 million. The Company or Bagel Partners may pay the purchase price for such equity interests in cash, shares of the Company's common stock (valued based on the average closing sales price per share for the 20 trading days ending with the second business day prior to the date such shares are delivered) or a combination thereof.

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

6.       Liabilities Subject to Compromise

         Certain claims against the Company and Bagel Partners in existence prior to the filing of the petitions for relief under Chapter 11 of the Bankruptcy Code are stayed while the Company and Bagel Partners are operating their businesses as debtors-in-possession. These pre-petition claims are reflected in the April 24, 2001 consolidated balance sheet as "liabilities subject to compromise." Liabilities subject to compromise consist of the following (in thousands):

                                                                         April 24, 2001     January 2, 2001
                                                                         --------------     ---------------
         Convertible Subordinated Debentures, 7 1/4%                           $125,000            $125,000
         Senior Term Loan                                                        16,070              16,070
         Accrued Interest, Convertible Subordinated Debentures, 7 1/4%            3,751               3,751
         Provision for Rejected Executory Contracts                               1,227               1,227
         Other Miscellaneous Claims                                               4,391               4,299
                                                                               --------            --------
                                                                               $150,439            $150,347
                                                                               ========            ========

         Additional liabilities subject to compromise may arise subsequent to the petition filing date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

         Contractual interest on the Debentures for the quarter ended April 24, 2001, was $2.8 million. No interest was reported on the Debentures for the quarter ended April 24, 2001, which reflects the Company's decision to cease accruing interest on the Debentures as of the petition filing date.

7.       Condensed Combined Financial Statements

         Set forth below are condensed combined financial statements of the Company and Bagel Partners for the quarter ended April 24, 2001. Such financial statements present the financial position and results of operations of the Company and Bagel Partners separately from the financial position and results of operations of Einstein/Noah Bagel Partners, Inc., which is not in reorganization. The financial position and results of operations of the Company and Bagel Partners are shown on a combined basis under the caption entitled "Entities in Reorganization - ENBC & ENBP, L.P." The financial position and results of operations of Einstein/Noah Bagel Partners, Inc. are shown separately under the caption entitled "Entity Not in Reorganization - ENBP, Inc." Eliminations in consolidation are shown under the caption entitled "Eliminations."

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                        CONDENSED COMBINED BALANCE SHEETS
                              AS OF APRIL 24, 2001
                                 (in thousands)
                                   (unaudited)

                                                          Entities In
                                                        Reorganization  Entity Not In
                                                            ENBC &     Reorganization                      ENBC
                                                           ENBP, LP      ENBP, Inc.     Eliminations    Consolidated
                                                        -------------- --------------   ------------    ------------
ASSETS
------
Current Assets:
     Cash and cash equivalents.......................   $       3,721  $           -    $         -     $     3,721
     Accounts receivable, net........................           1,464              -           (122)          1,342
     Due (to)/from affiliates........................         (22,945)        22,945              -               -
     Inventories.....................................           7,959              -              -           7,959
     Prepaid expenses and other current assets.......           3,038              -              -           3,038
                                                        -------------  -------------    -----------     -----------
         Total current assets........................          (6,763)        22,945           (122)         16,060

Investments in Subsidiaries/Parent...................         363,032          1,829       (364,861)              -
Note Receivable from Subsidiary......................          17,468              -        (17,468)              -
Property and Equipment, net..........................          98,824          8,713         11,594         119,131
Goodwill, net .......................................         148,829              -         47,813         196,642
Trademarks, Net......................................           2,001              -              -           2,001
Recipes, Net  .......................................           1,949              -              -           1,949
Other Assets, net....................................           7,010              -         (3,360)          3,650
                                                        -------------  -------------    -----------     -----------
         Total assets................................   $     632,350  $      33,487    $  (326,404)    $   339,433
                                                        =============  =============    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities Not Subject to Compromise:
     Current Liabilities:
         Accounts payable............................   $      13,602  $           -    $         -     $    13,602
         Accrued expenses............................          28,394              -           (122)         28,272
     Debtor-in-Possession Financing..................          25,369              -              -          25,369
                                                        -------------  -------------    -----------     -----------
              Total Current Liabilities..............          67,365              -           (122)         67,243
     Note Payable to Parent..........................          17,468              -        (17,468)              -
     Other Noncurrent Liabilities....................          19,136              -         (7,510)         11,626
                                                        -------------  -------------    -----------     -----------
              Total liabilities not subject to
              compromise.............................         103,969              -        (25,100)         78,869

Liabilities Subject to Compromise....................         150,439              -              -         150,439
Minority Interest....................................               -              -         30,145          30,145
Total Stockholders' Equity...........................         377,942         33,487       (331,449)         79,980
                                                        -------------  -------------    -----------     -----------
         Total liabilities and stockholders' equity..   $     632,350  $      33,487    $  (326,404)    $   339,433
                                                        =============  =============    ===========     ===========

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                      FOR THE QUARTER ENDED APRIL 24, 2001
                                 (in thousands)
                                   (unaudited)

                                                          Entities In
                                                        Reorganization  Entity Not In
                                                            ENBC &     Reorganization                      ENBC
                                                           ENBP, LP      ENBP, Inc.     Eliminations    Consolidated
                                                        -------------- --------------   ------------    ------------
Revenue:
     Store revenue...................................     $   111,778    $         -    $         -     $   111,778
     Royalties and franchise-related fees............           5,737          1,177         (6,914)              -
                                                          -----------    -----------    -----------     -----------
         Total revenue...............................         117,515          1,177         (6,914)        111,778

Costs and Expenses:
     Store:
         Cost of products sold.......................          36,671              -              -          36,671
         Salaries and benefits.......................          33,462              -              -          33,462
         Other controllable costs....................           9,357              -              -           9,357
         Rent, occupancy and related costs...........          16,136              -         (6,139)          9,997
         Marketing expenses..........................           5,223              -              -           5,223
         Depreciation and amortization...............           3,492              -            497           3,989
                                                          -----------    -----------    -----------     -----------
              Total store costs and expenses.........         104,341                        (5,642)         98,699
     Non-Store:
         Salaries, benefits, general and
              administrative.........................           9,918              -           (141)          9,777
         Depreciation and amortization
              (excluding goodwill amortization)......           1,486              -             (7)          1,479
         Goodwill amortization.......................           2,608              -            967           3,575
                                                          -----------    -----------    -----------     -----------
              Total non-store costs and expenses.....          14,012                           819          14,831
                                                          -----------    -----------    -----------     -----------
              Total costs and expenses...............         118,353                        (4,823)        113,530
                                                          -----------    -----------    -----------     -----------

Income (Loss) from Operations........................            (838)         1,177         (2,091)         (1,752)

Total Other Income (Expense).........................          (1,988)             -            544          (1,444)
                                                          -----------    -----------    -----------     -----------

Income (Loss) before Reorganization Items,
     Income Taxes and Minority Interest..............          (2,826)         1,177         (1,547)         (3,196)

Reorganization Items:
     Fees and expenses...............................          (3,523)          (200)           (29)         (3,752)
                                                          -----------    -----------    -----------     -----------
              Total Reorganization Items.............          (3,523)          (200)           (29)         (3,752)

     Provision for Elimination of Minority Interest..               -              -            234             234
     Provision for Income Taxes......................             (52)             -              -             (52)
                                                          -----------    -----------    -----------     -----------
Net Income (Loss)....................................     $    (6,401)   $       977    $    (1,342)    $    (6,766)
                                                          ===========    ===========    ===========     ===========

                   EINSTEIN/NOAH BAGEL CORP. AND SUBSIDIARIES

                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                   FOR THE THREE QUARTERS ENDED APRIL 24, 2001
                                 (in thousands)
                                   (unaudited)

                                                          Entities In
                                                        Reorganization  Entity Not In
                                                            ENBC &     Reorganization                      ENBC
                                                           ENBP, LP      ENBP, Inc.     Eliminations    Consolidated
                                                        -------------- --------------   ------------    ------------
Cash Flows from Operating Activities:
     Net income (loss)...............................     $    (6,401)   $       977    $    (1,342)    $    (6,766)
     Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
         Depreciation and amortization...............           7,586              -          1,457           9,043
         Minority interest...........................               -              -           (234)           (234)
         Loss on disposal of assets..................              29              -                             29
         Changes in assets and liabilities:
              Accounts receivable....................              10              -            (47)            (37)
              Accounts payable and accrued expenses..           2,769              -             47           2,816
              Other assets and liabilities...........          (1,419)          (977)           119          (2,277)
                                                          -----------    -----------    -----------     -----------
                  Net cash provided by
                      operating activities...........           2,574              -              -           2,574
                                                          -----------    -----------    -----------     -----------

Cash Flows from Investing Activities:
     Purchase of property and equipment..............          (5,276)             -              -          (5,276)
                                                          -----------    -----------    -----------     -----------
         Net cash used in investing activities.......          (5,276)             -              -          (5,276)

Cash Flows from Financing Activities:
     Borrowings under debtor-in-possession facility..         112,193              -              -         112,193
     Repayments under debtor-in-possession facility..        (109,729)             -              -        (109,729)
                                                          -----------    -----------    -----------     -----------
         Net cash provided by financing activities...           2,464              -              -           2,464
Net Decrease in Cash and Cash Equivalents............            (238)             -              -            (238)
Cash and Cash Equivalents, beginning of period.......           3,959              -              -           3,959
                                                          -----------    -----------    -----------     -----------
Cash and Cash Equivalents, end of period.............     $     3,721    $         -    $         -     $     3,721
                                                          ===========    ===========    ===========     ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this Form 10-Q, including, without limitation, under "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements reflect management's current expectations or beliefs, but involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Einstein/Noah Bagel Corp. ("ENBC" or the "Company") and Einstein/Noah Bagel Partners, L.P., a majority-owned subsidiary of the Company ("ENBP, L.P." or "Bagel Partners"), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Except as may be required by applicable law, the Company undertakes no obligation to update or revise any "forward-looking statements" that may be included in this Form 10-Q.

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

         On May 2, 2000, the Bankruptcy Court set June 30, 2000 as the claims bar date in the Chapter 11 cases.

         As debtors-in-possession, the Company and Bagel Partners are authorized to operate their businesses, but may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. An official committee of unsecured creditors, consisting of HSBC Bank USA (indenture trustee for the holders of the Company's $125.0 million 7 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures")), and four holders of the Debentures, Loomis, Sayles & Company, L.P., Kayne Anderson, Lonestar Partners, L.P. and Lampe, Conway & Co., L.L.C., was originally formed by the U.S. Trustee on May 9, 2000 (the "Creditors Committee").

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

         On February 12, 2001, the Company announced that it had entered into an agreement with ENB Acquisition LLC ("ENB"), an affiliate of Three Cities, providing for the sale to ENB of substantially all of the assets of the Company and Bagel Partners under Section 363 of the Bankruptcy Code, for a purchase price consisting of $145.0 million in cash and the assumption of $22.7 million in current liabilities and certain other liabilities and obligations. Under the purchase agreement, if the agreement is terminated and the Company accepts an acquisition proposal from a third party other than ENB, then in certain circumstances the Company will be obligated to make a termination payment of $5.0 million to ENB. On March 5, 2001, the Bankruptcy Court entered an order approving such termination payment and bidding procedures (the "Bidding Procedures Order"), and the court set May 23, 2001 as the date for the hearing (the "Sale Hearing") on the motion (the "Sale Motion") to approve the sale to ENB or to a party submitting a higher or better bid in conformity with the Bidding Procedures Order.

         The Sale Hearing was conducted on June 1, 2001. At the Sale Hearing, the Bankruptcy Court conducted an auction in which Einstein Acquisition Corp. and Greenlight New World, LLC, affiliates of New World, were the successful bidder. Upon the conclusion of the auction, the Bankruptcy Court approved the sale to such affiliates of substantially all of the assets of the Company and Bagel Partners for a purchase price consisting of $160.0 million in cash and the assumption of current liabilities incurred in the ordinary course of business and certain other liabilities and obligations. The cash purchase price will be increased by the amount, if any, that the current liabilities assumed are less than $22.7 million and it will be decreased by the amount, if any, that the current liabilities exceed $30 million.

         Under the sale order of the Bankruptcy Court, the New World affiliates will be obligated to close the transaction not later than 12:01 p.m., Eastern Time, on June 20, 2001. The transaction is subject to customary conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

         In the event the New World affiliates do no consummate the acquisition on or before 12:01 p.m., Eastern Time, on June 20, 2001, ENB will be obligated to consummate the acquisition of substantially all of the assets of the Company and Bagel Partners, on the terms provided for in its backup bid, on June 21, 2001. Under ENB's backup bid, ENB would acquire such assets for a purchase price consisting of $155.0 million (of which $5.0 million consists of a credit for its breakup fee), or $150.0 million net in cash, plus the assumption of liabilities and obligations on substantially the same terms as those provided in the bid of the New World affiliates.

         On April 2, 2001, the Boston Chicken Plan Trustee filed a joint plan of reorganization of the Company and Bagel Partners (the "BCP Plan"), together with a form of disclosure statement relating to such plan, with the Bankruptcy Court. Pursuant to the BCP Plan, as subsequently amended, the Debentures would have allegedly been "reinstated" and other unsecured creditor claims would have been paid in full. Holders of the Debentures would also have received a right to exchange the principal amount of their Debentures and accrued interest thereon for shares of new common stock in the Company. Common stockholders in the Company would also have received shares of new common stock in the reorganized Company. The equity interests in Bagel Partners would have remained outstanding. Under the plan, ENBC and Bagel Partners would have obtained new bank financing in the principal amount of $85.0 million and the Company's pre-petition secured bank financing and debtor-in-possession financing would have been satisfied in full.

         On May 23, 2001, the Bankruptcy Court denied the motion of New World, as joined in by the Boston Chicken Plan Trustee, to continue the hearing on the Sale Motion. The Bankruptcy Court vacated the dates that had previously been set for a hearing on confirmation of the BCP Plan. At the Sale Hearing, New World withdrew its previous objections to the sale under Section 363, and the objections of the Boston Chicken Plan Trustee were overruled.

Results of Operations

         Revenue. Total store net revenue decreased 5.5% to $111.8 million for the quarter ended April 24, 2001 compared to $118.3 million for the prior comparable quarter. The decrease in store net revenue was due to a decrease in the average number of stores from 535 to 459. This decrease is offset by an increase in average net weekly per store sales of 10.5% to $15,103 from $13,667 for the prior comparable period. Average net weekly per store sales represents weekly per store average revenue, after customer and employee discounts, for all stores open at the end of the periods presented. The increase in average net weekly per store sales was due to several factors, including the closure of 85 under performing units, increased marketing spending, menu changes, higher menu prices and focus on improved store level operations.

         Comparable store sales increased 3.7% from the prior comparable quarter. Comparable store sales represent average net weekly per store sales for stores open since the beginning of the prior year's comparable period. There were 454 stores in the comparable store sales base.

         Store Costs and Expenses. Cost of products sold as a percent of store net revenue remained relatively constant at 32.8% for the quarter ended April 24, 2001 from 32.9% for the prior comparable quarter.

         Salaries and benefits as a percent of store net revenue decreased to 29.9% for the quarter ended April 24, 2001 from 31.0% for the prior comparable quarter. The decrease reflected the Company's ability to leverage store labor as average net weekly per store sales increased.

         Other controllable costs (such as utilities, repair and maintenance, and supplies) as a percent of store net revenue decreased to 8.4% for the quarter ended April 24, 2001 from 8.7% for the prior comparable quarter. The decrease was due primarily to the leverage achieved through the closure of under performing stores.

         Rent, occupancy and related costs as a percent of store net revenue decreased to 8.9% for the quarter ended April 24, 2001 from 9.5% for the prior comparable quarter. The decrease reflects leverage gained by the closure of under performing stores as well as the leverage gained by the increased average net weekly per store sales.

         Marketing expenses as a percent of store net revenue increased to 4.7% for the quarter ended April 24, 2001 from 4.2% for the prior comparable quarter. The increase was the result of a decision to increase marketing spending in fiscal 2001.

         As a result of the factors described above, store margins before depreciation and amortization as a percent of store net revenue increased to 15.3% for the quarter ended April 24, 2001 compared to 13.7% for the prior comparable quarter.

         Depreciation and amortization as a percent of store net revenue remained relatively constant at 3.6% for the quarter ended April 24, 2001 compared to 3.1% for the prior comparable quarter.

         Non-Store Salaries, Benefits, General and Administrative. Non-store salaries, benefits, general and administrative expenses as a percent of total revenue remained relatively constant at 8.8% for the quarter ended April 24, 2001 compared to 9.2% for the prior comparable quarter. The majority of the net change is represented by the $1.2 million retention bonus which was paid out in the quarter ended April 16, 2000.

         Reorganization Expenses. The Company incurred reorganization expenses of $3.8 million for the quarter ended April 24, 2001; compared to pre-petition reorganization expense of $2.6 million. Such expenses consist primarily of professional fees paid to representatives of the Company and professional fees incurred by the Company's bank lenders, the holders of the Company's convertible subordinated debt and the members of Bagel Funding.

         Non-Store Depreciation and Amortization. Non-store depreciation and amortization (excluding goodwill amortization) as a percent of total revenue remained relatively constant at 1.3% for the quarter ended April 24, 2001 from 1.2% for the prior comparable quarter. Goodwill amortization as a percent of total revenue remained relatively constant at 3.2% for the quarter and 3.0% for the prior comparable quarter.

         Other Expense. The Company incurred other expense of $1.4 million for the quarter ended April 24, 2001 compared to other expense of $3.9 million for the prior comparable quarter. The decrease was due to the exclusion of bond interest due to the Company's Chapter 11 filing.

         Minority Interest. The minority interest in losses of Bagel Partners was $0.2 million for the quarter ended April 24, 2001 compared to $0.7 million for the quarter ended April 16, 2000.

         Income Taxes. The Company had a $52,000 income tax expense in the first quarter of 2001, consisting of state and local taxes.

Liquidity and Capital Resources

         The Company's primary sources of capital in 2000 and the first quarter of 2001 were from internally generated cash from operations and borrowings under the Company's revolving credit facility. Cash provided by operations for the quarter ended April 24, 2001 was $2.6 million compared to $3.0 million for the quarter ended April 16, 2000. The decrease in cash from operations was primarily the result of reorganization expenses in an amount in excess of increases in store cash flow.

         The Company is a party to a debtor-in-possession financing agreement, providing for borrowings in the form of a revolving loan of up to $34.0 million (the "DIP Facility"). Under the terms of the DIP Facility, the revolving loan is available to the Company until June 15, 2001, although the Company is currently negotiating the terms of an extension to the DIP facility through the date of the closing of the sale of substantially all of the assets of the Company and Bagel Partners under Section 363 of the Bankruptcy Code. Draws made under the DIP Facility bear interest at a rate equal to Bank of America, N.A.'s reference rate plus 1.00% (8.5% at April 24, 2001). The Company is required to pay an unused line fee of 0.5%. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries. The DIP Facility contains financial covenants requiring the maintenance of minimum cumulative EBITDA (as defined in the DIP Facility) and limiting capital expenditures and restructuring expenditures, as well as negative covenants limiting additional indebtedness, liens and sales of assets, and prohibiting dividend payments.

         Cash provided by financing activities was $2.5 million for the quarter ended April 24, 2001, resulting from the net borrowings and repayments under the Company's credit facility. Borrowings and repayments for the quarter ended April 16, 2000 were comparable.

         The Company's primary uses of capital in 2001, other than providing working capital for normal operating expenses, are expected to consist primarily of payment of professional fees in connection with the Company's capital restructuring project and the Chapter 11 cases, expenditures related to the development of business infrastructure and systems, including the acquisition of hardware, software licenses, and implementation services for enterprise and store systems, expenditures related to refurbishing existing stores, expenditures related to the completion of work on the Company's support center, and payment of interest and fees under the DIP Facility.

         The Company's primary sources of capital in 2001 are expected to consist primarily of internally generated cash from operations and borrowings under the DIP Facility.

Quantitative and Qualitative Disclosures About Market Risk

         Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments.

         As of April 24, 2001, $41.4 million of floating-rate debt was exposed to changes in interest rates compared to $39.0 million at January 2, 2001. This exposure was primarily linked to the prime lending rate. A hypothetical 10% change in the prime lending rate would not have had a material effect on the Company's annual results of operations.

         As of April 24, 2001 and January 2, 2001, the Company also had $125.0 million of fixed-rate convertible subordinated debentures due 2004. A hypothetical 10% change in interest rates on this debt would affect the market value of these financial instruments.

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

         B. Reports on Form 8-K: During the quarter ended April 24, 2001, the Company filed four current reports on Form 8-K, dated February 13, 2001, March 8, 2001, March 15, 2001 and April 3, 2001. The report on Form 8-K dated February 13, 2001 reported that the Company was seeking Bankruptcy Court approval of the sale of substantially all of the assets of the Company and Bagel Partners to an affiliate of Three Cities. The report on Form 8-K dated March 8, 2001 reported that the Bankruptcy Court had approved bidding procedures and the terms of a termination fee payable to the Three Cities affiliate under certain circumstances. The report on Form 8-K dated March 15, 2001 reported preliminary financial results for the fiscal year ended January 2, 2001, and it attached as an exhibit an overview of the Company in the form being provided to prospective bidders. The report on Form 8-K dated April 3, 2001, reported that the Boston Chicken Plan Trustee had filed a proposed plan of reorganization.

         C. Reports on Form 8-K/A: During the quarter ended April 24, 2001, the Company filed one current report on Form 8-K/A dated April 12, 2001. The report on Form 8-K/A modified the report on Form 8-K dated April 3, 2001, to clarify the amount of common stock that would have been available under the proposed plan of reorganization that had been filed by Boston Chicken Plan Trustee.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  EINSTEIN/NOAH BAGEL CORP.



Date:    June 8, 2001                  /s/ Robert M. Hartnett
                                  -------------------------------------
                                           Robert M. Hartnett
                                         Chairman of the Board,
                                  Chief Executive Officer and President



Date:    June 8, 2001                     /s/ Robert C. Ellis
                                  -------------------------------------
                                              Robert C. Ellis
                                         Chief Financial Officer

                                   EXHIBITS+

    Exhibit No.                             Description of Exhibit
---------------------          -------------------------------------------------

        2.1 Letter dated May 24, 2001 from Einstein Acquisition Corp. and Greenlight-New World, LLC


--------
+ In the case of incorporation by reference to documents filed by the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's file number under that Act is 0-21097.